Form 10-K
period 1996-04-30
GLASGAL COMMUNICATIONS INC
filed 1996-08-13
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended April 30, 1996
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the Transition period from ________ to ________

                           Commission File No. 0-20688

                          GLASGAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                       94-2914253
(State of Incorporation)                   (I.R.S. Employer Identification No.)
- ------------------------                   ------------------------------------

    151 Veterans Drive, Northvale, NJ                               07647
(Address of principal executive offices)                          (Zip Code)
- ----------------------------------------                          ----------

Registrant's telephone number, including area code:           (201) 768-8082
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, .001 par value
         Common Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at July 31, 1996 was approximately $63,993,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

             The total number of shares of Common Stock of the Registrant outstanding at July 31, 1996 was 16,341,162.

                                TABLE OF CONTENTS

PART I                                                                   PAGE #

Item 1.   Business                                                         3
Item 2.   Properties                                                      11
Item 3.   Legal Proceedings                                               11
Item 4.   Submission of Matters to a Vote of Security Holders             11


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                             12
Item 6.   Selected Financial Data                                         13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15
Item 8.   Financial Statements and Supplementary Data                     22
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        48


PART III

Item 10.  Directors and Executive Officers of the Registrant              49
Item 11.  Executive Compensation                                          52
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                  56
Item 13.  Certain Relationships and Related Transactions                  59


PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports
          on Form 8-K                                                     60

                                     PART I

ITEM 1.   BUSINESS

DEVELOPMENT OF THE BUSINESS

         Glasgal Communications, Inc. a New Jersey corporation, was founded and incorporated in 1975 (the "Predecessor") as a distributor of data communications equipment and services. Beginning in 1991 the Predecessor began redirecting its efforts to become an open systems integrator providing complete computer network systems and integration services.

         In May 1994, the Predecessor merged with and into Sellectek Incorporated, a California corporation incorporated in 1983 ("Sellectek") (the "Merger"). The surviving entity, Sellectek, changed its name to Glasgal Communications, Inc. following the Merger and continued its existence under the laws of the State of California. The Merger provided the Company (as hereinafter defined) with an immediate infusion of approximately $750,000 ($190,000 net of expenses) in cash contributed by Sellectek and created a publicly-traded vehicle to finance the future growth of the Company's operation. Prior to the Merger, Sellectek was a publicly-traded company without any on-going business operations. The Company's sole business is the business of the Predecessor and while Sellectek was the survivor of the Merger, for accounting purposes, the Merger is treated as a reverse acquisition with the Predecessor as the acquirer. In January 1996, Glasgal Communications, Inc. reincorporated in the state of Delaware. As used herein the term "Company" refers collectively to Glasgal
Communications, Inc., a Delaware corporation, the Predecessor, and to its subsidiaries, Signatel Ltd. ("Signatel"), its Canadian subsidiary and Computer-Aided Software Integration, Inc. ("CASI").

         On October 28, 1994, the Company consummated the acquisition of all the voting capital stock of Signatel, a Canadian distributor of data communications equipment and services, for 875,000 shares of its Common Stock. The acquisition was accounted for as a pooling of interests.

         On April 24, 1996, the Company acquired 80% of the common stock of CASI. CASI develops and licenses a suite of system engineering software tools collectively known as the Integrator's Workbench Product Series(TM). This software automates the design, implementation, migration and support of client/server computing environments. The acquisition has been accounted for as a purchase; operations of CASI have been included in the accompanying consolidated financial statements from the date of the acquisition.

         On July 31, 1996, the Company acquired all of the common stock of HH Communications, Inc., a Chicago area based systems integrator, for 1,500,000 shares of its common stock. The acquisition will be accounted for as a pooling of interests.

DESCRIPTION OF BUSINESS

         The Company is in the business of providing enterprise wide networking, services and solutions including design, configuration, integration and migration services to its customers in the USA and Canada. In most cases these services are bundled with products selected by Company consultants to meet specific technological needs of its customers. The Company also provides full life cycle support including installation and maintenance services across the USA and Canada. Internationally the Company exports primarily wide area networking products to some fifty (50) resellers around the world.

         In April 1996, the Company purchased 80% of CASI, a designer and developer of middleware systems products. CASI's "Integrator's Workbench Product Series"(TM) is currently comprised of two products - "The Configurator"(TM) and the "Information Router"(TM). The Configurator(TM) is designed to automate the design, configuration, integration and migration processes within network environments, thereby reducing labor time for these tasks by as much as 80%. The Information Router(TM) is a real time messaging system which "translates" information from disparate platforms/protocols. The Information Router eliminates the need for custom programming to perform intranet or internet communication among applications, while ensuring integrity. Both products are being marketed to Fortune 5,000 companies and government institutions by a small specialist sales team. The Configurator(TM) is also being introduced into Glasgal's own integration department allowing it to significantly reduce project labor costs and thereby increase its competitiveness. In its initial marketing phase, CASI has found significant interest for the product in its target markets and has several "pilots" and evaluations planned for over the summer period.

         In addition to its own unique products, Glasgal as a system integrator offers solutions based on industry standard, proven hardware and software. The Company is fully authorized to sell and support systems from leading manufacturers including Microsoft, Novell, Cisco, 3Com, Sun Microsystems, RAD, Micom, Optika and many others. The Company encompasses market leading operating systems to support a truly "open" system implementation.

BUSINESS STRATEGY

         The Company's objective is to become one of the leading "open" systems integrators providing complete enterprise networking solutions in the USA and Canada and eventually globally.

         Systems integration is not only a high growth market, it is one that is continuously evolving as new technologies come to market from a myriad of technology companies. As margins on hardware come under increasing pressure systems integrators are placing greater reliance on margins from services to maintain and increase profitability. Since 1992, the Company has recognized the importance of moving towards a significantly higher value added services sales mix. For the fiscal year ended April 30, 1996 service revenue accounted for $7,017,000 or 17% of net sales compared with $2,167,000 or 7% of sales for the year ended December 31, 1992. However, this migration to services is being adopted by several systems integrators thereby increasing competition in this lucrative area. The concentration is therefore shifting towards increasing efficiency and productivity, so as to reduce the variable costs associated with delivering integration services to clients. Recognizing this trend, the Company, through its new subsidiary CASI, designed and developed tools that substantially lower labor variable cost elements by automating a significant proportion of the integration process. Developed initially to help reduce the cost of delivering a significant customer, the Company's management recognized that a tool of this nature could be useful to any organization involved in high volume integration services and has begun marketing the product through a small and specialized CASI salesforce.

         The Company's current operations will use the Configurator(TM) to increase their own competitiveness and hence profitability. The CASI salesforce will primarily attempt to sell the Configurator(TM) initially to systems integrators ("SI's"), who will use the product for specific high volume projects that they are engaged in. In this way SI's become a sales extension to CASI. The Information Router(TM), accepted as the standard communications device by the Integrating Technology Consortium (ITC), a group of leading hotel chains and technology vendors, is currently being installed in several hotels.

         Due to the paradyne shift that the Configurator and Information Router imposes on organizations, the sales leadtimes are long and normally involves evaluations and pilot projects before prospects are ready to commit to the products. Management is currently actively involved in finding ways to shorten the process without reducing the potential opportunities.

         To provide more focus to its salesforce the Company is moving towards concentrating its solution deliverables to the following areas:

          o Client/Server Technology - This technology is a form of shared, or distributed, computing in which tasks and computing power are split between servers (a host computer) and clients (workstations or personal computers). This division provides the network design, topology, hardware, software, and cabling thereby offering customers a "one-stop" shop.
          o    Connectivity - This division's focus is on delivering  technology to allow dissimilar devices to communicate with each other.
          o    Remote  Access/Security  - This  division's  focuses on providing solutions for remote workstations or mobile users to dial into a network and access the resources of that network.

          o Data Communications - This division focuses on providing solutions to customers with a need to transfer data between two points.
          o Middleware - This is a category of software that hides the underlying network and its communication protocols from applications, allowing seamless interoperability. The CASI Configurator(TM), for example, allows simultaneous distribution of application software to the workstations via networks irrespective of the network communication protocol being used.
          o Document Imaging - This technology allows organizations to capture, store, manipulate and access documents on their computers resulting in many efficiencies and benefits for an organization including:
                    -    Preserving the look of documents.
                    -    Reducing the workload of data entry clerks.
                    - Providing the ability for documents to be viewed and worked on by many people simultaneously.
                    -    Reducing the risk of lost documentation.

         Previously, the Company ran its operations through virtual business units (VBU's) based on four vertical sales divisions, i.e., Domestic Branch Operations, Export Sales Operations, Government, and Canada Branch Operations. To provide added focus, meaningful support, and increased synergies throughout the existing organization, as well as for potential new acquisitions, the Company is organizing itself along technology solution lines as described above. Separate VBU's have been established with appropriate technological expertise in order to support increasingly complex deliverables in each of its solution areas.

         The Company's overall growth strategy remains dedicated towards strong internal growth supplemented by strategic acquisitions.


INDUSTRY AND MARKET ASSESSMENT

         The Company believes that the enterprise networking market will experience further growth and that the once robust market for mainframe and minicomputers will continue to decline. Certain desktop personal computers are fully capable of performing such computationally intensive functions as database management, three-dimensional modeling, and high-resolution graphics rendering. They are also fully capable of performing as LAN file servers, allowing hundreds of individual networked workstations to share data. Applications that once required a dedicated mainframe or minicomputer platform, such as accounting and statistical applications, are increasingly run on distributed client/server platforms.

         Several years ago, the Company recognized the opportunities that would accrue from the shift taking place in the computer industry as a result of the proliferation and growth in processing power of personal computers, and the shift by manufacturers to an "open" systems architecture. This shift allowed separate vendor computer platforms to communicate with one another for the first time on a large scale. With "open" systems architecture came a growing demand from users to replace rigid centralized processing systems with the more flexible processing of information on personal computer networks. This shift away from centralized processing toward distributed systems, which is today a common solution for many enterprises, became possible due to: (a) the advent of faster and more powerful microprocessors, (b) price declines for networking hardware and software, (c) user-friendly and application-specific software, (d) increasing computer knowledge and skills in the work force, (e) the ability to share and communicate enterprise data both locally and world-wide through what have become known as local and wide area networks (LANs/WANs) and most recently
(f) Internet access through the PC.

         Today's hot topic in commerce, finance, medicine, education and almost every walk of life is the Internet. Once the preserve of the mainframe but now in the public domain through the rapid growth of the PC, it is much vaunted as the road to a new golden age of information. However, it is not just the Internet but networks generally which the Company believes will continue to show significant growth. The Internet in many ways shows how the future of networking will develop. Today an office networks its internal computers with a LAN and in many cases its multiple sites with a WAN. Increasingly the LAN is being connected to the Internet.

         Market acceptance of personal computers was widely realized in the mid-1980's, bringing processing power, ease of use, and inexpensive applications to the general public. The advent of LAN technologies introduced a viable mechanism for the connection of multiple computer users, and allowed for the sharing of peripherals such as laser printers and mass storage devices. More importantly, LAN platforms provided a means of monitoring and controlling all of these independent spheres of influence under a common management system and for shared access to mission-critical information and data elements stored on the system. This connectivity mechanism also offered a means of attaching multiple LAN users through a common connection to a host system, reducing the costs and simplifying procedures associated with access to even the largest repositories of data be they within the company or outside its domain as in the case of the Internet.

         The many advantages of client/server networking (one or more servers holding application and/or data, connected to a series of PC's), the ever growing software applications coming to market for text, voice, graphics and video as well as the advent of faster transmission rates, have encouraged organizations to increase their use of networks as information proliferates both geographically and by media type. As a result network topologies have increased dramatically in complexity and size and will continue to do so well into the future. Industry statistics from various sources, including Ledgeway/Dataquest, Data Communications magazine and Frost & Sullivan Market Intelligence, indicate that the annual rate of growth for connectivity products and services will climb at a rate not less than 10% during the next several years.

         The increased reliance organizations place on their networks today not only generates demand for control devices like hubs, routers and switches - all of which are provided by the Company - but also challenges service support suppliers like the Company to reduce down times to a minimum.

         The Company is uniquely positioned to support its customers and prospects in all aspects of networking and connectivity solutions:

          o Through its 50+ vendor relationships the Company can provide networking products that meet even the most challenging customer needs.

          o Through its many service locations throughout the USA and Canada the Company has the required infrastructure to offer 24 hour support 365 days per year on all products.

          o    The  Company  has  highly  trained  and   experienced   personnel
               delivering  design,  configuration,   integration  and  migration
               support of network systems.

          o Utilizing the software developed by its subsidiary, CASI, the Company can carry out the above functions at a significantly lower cost than its competition.

         EXPORT SALES AND OPERATIONS. The Company sells in approximately 33 overseas locations through an international reseller network. Export sales represented 8.9%, 8.7%, 11.7% and 8.5% of the Company's net sales as of the fiscal year ended December 31, 1993, the four months ended April 30, 1994, and the fiscal years ended April 30, 1995 and 1996, respectively. The market for data networks abroad can range from one to five years behind the United States in terms of state-of-the-art technology. Due to this time lag, as well as differences in local competitive pressures, export margins on discrete data communications devices are still relatively high compared to the Company's domestic margins. This area is supported by four people.

         The following table gives an analysis of the Company's export sales by geographic area:

                                      SALES
                                 (in thousands)

                                                                    Four Months
                                     Year Ended December 31,       Ended April 30,     Year Ended April 30,
                                     -----------------------       ---------------     --------------------

         EXPORT SALES:                   1992           1993            1994            1995         1996
         -------------                   ----           ----  -         ----            ----         ----
         Canada                        $  507         $  256           $  49           $ 103       $  117

         Europe                         1,627          1,953             335           1,754        1,759

         Middle East                       66             29              17              73          137

         Latin America                    660            604             222           1,087          742

         Far East                         186            411             351           1,095          785
                                         ----           ----             ---           -----          ---

                                       $3,046         $3,253            $974          $4,112       $3,540
                                        =====          =====             ===           =====       ======

         The Company ships products to its international agents only upon receipt of an irrevocable letter of credit or full prepayment, with the exception of Europe and Canada where the Company has granted these agents a credit line.

CUSTOMERS

         The Company's customers represent a variety of industries, and only two market segments, the securities industry and government (at approximately 15% and 18%, respectively), accounted for more than 10% of net sales in the fiscal year ended April 30, 1996. Two customers, Waterhouse Securities, Inc. and Telos Corporation, each accounted for more than 10% of net sales in the fiscal year ended April 30, 1996, with such customers accounting for approximately 15% and 18% of net sales, respectively.

VENDORS

         The Company has relationships with over 100 manufacturers and distributors around the world. These manufacturers include Novell Inc., Intel Corporation, Hewlett-Packard Co., Micom Corporation, RAD Data Communications, Inc. (RAD), and Racal-Datacom, Inc. The distributors include, Microage, Inc., Intelligent Electronics, Inc. and Merisel, Inc. In addition, the Company is a reseller of telephone line services from major companies, including LDDS Worldcom Inc., MFS Telecom, Southern Pacific Telecom and IDB World Communications Group Inc.

         One vendor, RAD, accounted for 13% of total purchases during the year ended April 30, 1996. Two vendors, Micom and RAD, accounted for 10% and 12%, respectively, of total purchases during the year ended April 30, 1995. Micom and RAD, accounted for 13% and 10%, respectively, of total purchases during fiscal 1993. During fiscal 1992, Micom also accounted for 10% of total purchases, while RAD accounted for more than 5% but less than 10% of total purchases. Two other vendors each accounted for more than 5% but less than 10% of total purchases in 1992 and 1993. These vendors were Mod Tap, Inc. and Microcom. The Company believes that its relationship with these and all its vendors is satisfactory and, while terms in agreements with vendors change from time to time in the ordinary course of business, the Company believes that the loss of any one vendor or changes in the terms of agreements would not have a materially adverse effect on the Company's business. The Company has negotiated stock rotation and price protection privileges with certain of its major vendors.

COMPETITION

         The Company competes with computer manufacturers, software vendors and telephone companies in all or some aspects of its business, some of which companies have far greater resources than the Company. The Company believes, however, that its wide-ranging skills as a full-service enterprise network integrator, including skills at network implementation, network design,
equipment  procurement,   software  integration,   carrier
facilities liaison, installation maintenance, support services, premises wiring, product procurement and data communications, enable it to be positioned to compete effectively.

EMPLOYEES

         The Company has 164 full-time employees. The Company employs 38 salespeople and 60 technical support people. The remaining employees consist of 48 administrative personnel, 4 project managers and 14 telemarketing and sales support staff. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in Northvale, New Jersey. The headquarters building includes approximately 21,000 square feet of warehouse and office space and was designed and built especially for the Company in 1987. In addition, the building houses the Company's New York branch office. The headquarters building is subject to a mortgage in the principal amount of $1,000,000 outstanding as of April 30, 1996. In addition to its headquarters building, the Company leases throughout the United States approximately 26,146 square feet of office space in 15 locations for its branch operations. The Company also leases an aggregate of approximately 10,918 square feet of office space in six locations in Canada.


ITEM 3.  LEGAL PROCEEDING

         The Company is not a party to any legal proceedings which individually or in the aggregate, is believed to be material to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on Nasdaq under the symbol "GLAS". The Company's Common Stock commenced listing on Nasdaq on May 3, 1994. Prior to such date, Sellectek's common stock traded on Nasdaq under the symbol "SLTK". The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, as reported by the National Quotation Bureau, Incorporated. The quotations are inter-dealer prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

                                                                              High          Low

        May 3, 1994 - July 31, 1994........................................  $5-3/4         $3-1/4
        August 1, 1994 - October 31, 1994..................................  $4             $3
        November 1, 1994-January 31, 1995 .................................  $3-5/8         $1-3/4
        February 1, 1995-April 30, 1995....................................  $1-3/4         $1
        May 1, 1995-July 31, 1995..........................................  $3-7/8         $1-1/4
        August 1, 1995-October 31, 1995....................................  $4             $2-1/2
        November 1, 1995-January 31, 1996..................................  $10-1/2        $3-3/4
        February 1, 1996-April 30, 1996....................................  $12-3/4        $6-1/2
        May 1, 1996-July 31, 1996..........................................  $11-5/8        $6-3/4

         On July 31, 1996, the closing bid price for the Company's Common Stock as reported on Nasdaq was $6-5/8. As of July 31, 1996, there were approximately 281 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions made by the Predecessor to shareholders of the Predecessor in amounts sufficient to reimburse the Predecessor's shareholders for federal (and some state) income tax liabilities arising from the Predecessor's former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. Each of the Company's loan agreements with the Company's bank includes a restriction prohibiting the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data of the Company for, and at the end of (i) each of the years in the three-year period ended December 31, 1993, (ii) the four months ended April 30, 1993 and 1994 and
(iii) the years ended April 30, 1995 and 1996. The Company changed its fiscal year-end from December 31 to April 30 on May 2, 1994. The Company acquired Signatel on October 28, 1994 by issuing 875,000 shares of its common stock in exchange for all of the voting capital stock of Signatel. The acquisition was accounted for using the pooling of interests method of accounting; consequently all periods presented reflect the combined operations of Glasgal Communications, Inc. and Signatel after eliminating all intercompany transactions and balances. On April 24, 1996 the Company acquired 80% of CASI for $500,000 in cash and 44,260 shares of common stock. The acquisition was accounted for as a purchase; the results of CASI operations from the date of acquisition are not material.

         The financial data presented below for, and at the end of, the four month period ended April 30, 1993, has been derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the financial data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data at and for such dates and periods.

         The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.

                                                                            FOUR MONTHS                   YEAR ENDED
                                    YEAR ENDED DECEMBER 31,               ENDED APRIL 30,                  APRIL 30,
                               -----------------------------------    ------------------------    ----------------------------
                                 1991         1992         1993         1993          1994           1995            1996
                                 ----         ----         ----         ----          ----           ----            ----
STATEMENT OF OPERATIONS (In thousands, except share and per share data)
 DATA:
Net Sales                       $32,467      $32,627      $36,391       $11,833       $11,156        $35,161          $41,781
Operating Costs:
  Cost of Sales                  23,302       23,460       25,419         8,497         8,523         25,634           30,653
  Selling, general and
    administrative                8,241        8,715       10,422         3,397         4,640         11,725           11,327
Income (loss) from
  operations                        924          452          550           (61)       (2,009)        (1,198)            (199)
Interest Expense                    501          408          491           160           136            476              758
Provisions (benefit) for
  income taxes                       42            1          206(b)         --            --            (32)              --
Net income (loss)                   381           43         (147)         (221)       (2,145)        (1,643)          (1,180)(c)
Net income (loss) per
  share                              --           --           --            --            --          (0.15)            (.09)(c)
Average number of shares
  outstanding                        --           --           --            --                   10,681,237       12,853,747
Pro forma net income
  (loss)(a)                         373           29        (164)         (221)


                                          DECEMBER 31,                                   APRIL 30,
                               ------------------------------------   -------------------------------------------------
                                 1991         1992         1993         1993          1994         1995         1996
                                 ----         ----         ----         ----          ----         ----         ----
BALANCE SHEET DATA:

Working Capital (deficiency)    $(1,647)     $(1,953)      $(1,648)     $(1,407)     $(1,967)      $(2,865)     $2,470
Total Assets                     10,908       12,159        14,811       11,874       11,844        12,594      16,251
Short-term debt                   4,821        5,854         6,101        4,170        3,650         4,660       2,009
Long-term debt                      489           90         1,072        1,180        1,086           918       1,088
Total Liabilities                 9,928       11,230        14,052       11,357       11,228        12,905       9,098
Total shareholders'
  equity (deficit)                  980          929           759          517          616          (311)      7,153


(a) As adjusted to reflect the statutory income tax rate that would have been recorded had the Company not elected S corporation status. Prior to January 1994, the Company had elected under the Internal Revenue Code of 1986, as amended, to be an S corporation, whose shareholders were taxed on their proportionate share of the Company's taxable income.

(b) Included in this amount is $195,000 of additional income taxes and interest assessed in 1993 applicable to a transaction entered into by Signatel during 1989.

(c) Net loss for the year includes a write off of $223,000 ($.02 per share) of unamortized deferred financing fees as a result of the early extinguishment of debt classified as an extraordinary item in the accompanying financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere herein. All amounts in the following discussion have been rounded to the nearest thousand dollar. On October 28, 1994, the Company acquired Signatel. The acquisition has been accounted for as a pooling of interests. The financial information for all periods appearing below represent the combination of such information for the Company and Signatel as though they had been combined throughout such periods. On April 24, 1996 the Company acquired CASI. The acquisition has been accounted for as a purchase. Operations of CASI from the date of acquisition were not material. See Note 2 to Consolidated Financial Statements.

         For the purpose of the following discussion and analysis "export sales" represent sales by the Company's operations within the United States to entities outside the United States and "foreign sales" represent sales by the Company's subsidiary, Signatel. The Company's export sales represent sales of discrete data communications equipment only. Unlike export sales, the Company's foreign sales include sales of data communications equipment as well as sales of complete computer network systems and integration services.

         In conjunction with the Company's merger with Sellectek, the Company changed its fiscal year end from December 31 to April 30.

         In addition, certain matters discussed herein are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those presented.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED APRIL 30, 1996 AND 1995

         Net sales for the year ended April 30, 1996 were $41,781,000 compared to $35,161,000 for the year ended April 30, 1995. The increase of 18.8% is largely attributable to a 41% increase in service revenue to $7,017,000.

         Gross profits for the year ended April 30, 1996 were $11,127,000 compared to $10,527,000 for the year ended April 30, 1995, an increase of 5.7%. Gross profits as a percentage of net sales were 26.6% for the year ended April 30, 1996 compared to 29.9% for the year ended April 30, 1995. The Company's gross profit percentage was negatively impacted by the Federal Enterprise Systems division volume sales at low margins. The Federal Enterprise Systems division accounted for 18% and 1% of sales in 1996 and 1995, respectively. In addition, the Company anticipates seeing continued pressure on equipment sale gross margins.

         Selling, general and administrative expenses for the year ended April 30, 1996 were $11,327,000 compared to $11,726,000 for the year ended April 30, 1995. The decrease of 3.4% is attributable to decreases in both selling and general and administrative expenses. Selling expenses decreased by 5% and general and administrative expenses decreased by 4.3%. The decrease in selling expenses is attributable to lower commission expense resulting from a higher volume of non-commissionable sales. The decrease in general and administrative expenses results from a streamlining and re-engineering of the Company's processes which are continuing into fiscal 1997 with further cost reductions anticipated.

         Operating loss for the year ended April 30, 1996 was $199,000 compared to $1,198,000 for the year ended April 30, 1995. This represents a reduction of 83% in operating losses, primarily the result of increased sales and reduced overhead.

         Interest expense for the year ended April 30, 1996 was $757,000 compared to $476,000 for the year ended April 30, 1995. Included in interest expense is approximately $200,000 of amortization of deferred financing charges relating to bridge loan financing the Company entered in during the year.

         The Company's net loss for the fiscal year ended April 30, 1996 was $1,180,000 compared to a net loss of $1,643,000 for the year ended April 30, 1995. Included in the net loss for the year ended April 30, 1996 is approximately $223,000 representing the write off of the unamortized deferred financing costs as an extraordinary item upon the early extinguishment of Bridge Loan financing. See "Liquidity and Capital Resources" section for discussion of Bridge Financing.

FISCAL YEARS ENDED APRIL 30, 1995 AND DECEMBER 31, 1993

         Net sales for the year ended April 30, 1995 were $35,161,000 compared to $36,391,000 for the year ended December 31, 1993. This decrease of approximately 3.4% is attributable to a Company-initiated turnover of the Company's sales force as well as to a significant decrease in sales to one of the Company's significant customers which accounted for more than 10% of sales for the fiscal year ended December 31, 1993. In order for the Company to meet its objectives of shifting to systems sales, the Company replaced approximately 40% of its sales force with personnel better suited to provide complete computer network systems and integration services. The Company anticipates that this process will continue. Such Company-initiated turnover, although necessary to achieve the Company's strategic goal, required an investment in the new sales personnel the benefit of which has not been immediately evidenced. Net domestic sales, export sales and foreign sales for the year ended April 30, 1995 were $26,085,000, $4,112,000 and $4,964,000, respectively. Net domestic sales, export sales and foreign sales for the year ended December 31, 1993 were $28,233,000, $3,253,000 and $4,905,000, respectively.

         Excluded from net sales is the unearned portion of the Company's service contract revenue, which amounted to $ 1,075,000 as of April 30, 1995 and $253,000 as of December 31, 1993.

         Gross profits for the year ended April 30, 1995 were $10,527,000 compared to $10,972,000 in the year ended December 31, 1993. Gross profits as a percentage of net sales were 29.9% for the year ended April 30, 1995 compared to 30.2% in the year ended December 31, 1993. Gross profits for the year ended April 30, 1995 consisted of $7,974,000 representing 30.6% of domestic sales, $848,000 representing 20.6% of export sales and $1,705,000 representing 34.3% of foreign sales. Gross profits for the year ended December 31, 1993 consisted of $8,643,000 representing 30.6% of domestic sales, $642,000 representing 19.7% of export sales and $1,687,000 representing 34.4% of foreign sales.

         Selling, general and administrative expenses for the year ended April 30, 1995 were $11,726,000 compared to $10,423,000 for the year ended December 31, 1993. The increase of 12.5% is the result of increases in both selling and general and administrative expenses. Selling expenses for the year ended April 30, 1995 were $6,213,000 compared to $5,628,000 for the year ended December 31, 1993. The increase of 10.4% is attributable to two major factors: (i) the Company produced a catalogue of the products it sells in 1994, for which costs of approximately $300,000 are included in selling expense for the year ended April 30, 1995 with no corresponding amount in the year ended December 31, 1993,
(ii) the Company increased its provision for uncollectible accounts by approximately $300,000 compared to the year ended December 31, 1993. General and administrative expenses for the year ended April 30, 1995 were $5,513,000 as compared to $4,795,000 for the year ended December 31, 1993. Included in this 15% increase is approximately $185,000 of professional fees associated with the acquisition of Signatel, which was accounted for as a pooling of interests. Under such accounting, all acquisition costs including legal and accounting costs are charged to expense. The Company incurred and estimates it will continue to incur approximately $180,000 annually as a result of being a public company. Included in these costs are legal fees for general corporate matters and SEC matters, fees related to retaining a public relations firm and maintaining insurance for the Company's directors and officers. Such fees were not incurred in fiscal 1993. Salaries increased by approximately $100,000 as a result of adding a chief financial officer and several in-house technical support personnel. Relocation expenses were approximately $75,000, the result of relocating sales and technical people around the country. In its continued effort to improve its infrastructure, the Company invested over $500,000 in equipment during the year, this has resulted in increased depreciation of approximately $60,000.

         Interest expense for the year ended April 30, 1995 was $476,000 compared to $491,000 for the year ended December 31, 1993. The decrease of 3% reflects interest savings of approximately $110,000 as a result of the conversion of a subordinated loan into equity, offset by the cost of financing the current year loss with increased average borrowings under the Company's revolving credit facility.

         The Company's net loss for the fiscal year ended April 30, 1995 was $1,643,000 compared to a net loss of $164,000 for the year ended December 31, 1993. The Company's net loss per share for the fiscal year ended April 30, 1995 was $0.15.

FOUR MONTHS ENDED APRIL 30, 1994 AND 1993

         Net sales for the four months ended April 30, 1994 were $11,155,000 compared to $11,833,000 in the four months ended April 30, 1993. This decrease of 5.7% is primarily attributable to depressed export sales, severe weather conditions in the Northeastern United States, the Company-initiated sales force turnover and a significant decrease in sales to one of the Company's significant customers who accounted for more than 10% of sales for the fiscal year ended December 31, 1993. Net domestic sales, export sales and foreign sales for the four months ended April 30, 1994 were $8,292,000, $974,000 and $1,889,000, respectively. Net domestic sales, export sales and foreign sales for the four months ended April 30, 1993 were $8,519,000, $1,325,000 and $1,989,000, respectively.

         Excluded from net sales is the unearned portion of the Company's service contract revenue, which amounted to $267,000 as of April 30, 1994 and $227,000 as of April 30, 1993.

         Gross profits for the four months ended April 30, 1994 were $2,632,000 compared to $3,336,000 in the four months ended April 30, 1993. Gross profits as a percentage of net sales were 23.6% for the four months ended April 30, 1994 compared to 28.2% in the four months ended April 30, 1993. This decrease in gross profit percentage is the result of an increase in the Company's inventory reserve of approximately $500,000 to account for slow moving inventory. Gross profits for the four months ended April 30, 1994 consisted of $1,756,000 representing 21.2% of domestic sales, $154,000 representing 15.8% of export sales and $722,000 representing 38.2% of foreign sales. Gross profits for the four months ended April 30, 1993 consisted of $2,380,000 representing 27.9% of domestic sales, $291,000 representing 22.0% of export sales, $665,000 representing 33.4% of foreign sales.

         Selling, general and administrative expenses for the four months ended April 30, 1994 were $4,640,000 compared to $3,398,000 for the four months ended April 30, 1993. Selling expenses for the four months ended April 30, 1994 were $2,735,000 compared to $1,787,000 for the four months ended April 30, 1993. The increase of 53% includes costs associated with the Company-initiated turnover of its sales force as previously discussed as well as an increase of approximately $600,000 to the Company's provision for doubtful accounts receivable to properly reflect the disposition of those receivables. The Company has enhanced its policies and procedures in this area to mitigate the need for such a significant provision in the future including the increase in follow-up services to improve customer satisfaction after each sale. General and administrative expenses were $1,905,000 for the four months ended April 30, 1994 as compared to $1,611,000 for the four months ended April 30, 1993. The increase of 18.3% includes approximately $100,000 of non-recurring severance pay as well as other costs supporting the Company's effort to shift the focus of the organization to systems sales. Interest expense for the four months ended April 30, 1994 was $136,000 compared to $160,000 for the four months ended April 30, 1993. The decrease of 15% reflects lower average debt, including the conversion of a subordinated loan into equity of the Company and lower interest rates for the period.

         The Company's net loss for the four months ended April 30, 1994 was $2,145,000 compared to a net loss of $221,000 for the four months ended April 30, 1993.

BACKLOG AND DEFERRED INCOME

         The Company records revenue on the shipment of goods and the performance of services. Many orders cannot be immediately shipped from available inventory and, as a result, are added to the Company's backlog, which was approximately $4,100,000 and $3,018,000 as of June 30, 1995 and 1996,
respectively. The Company expects that all of the backlog as of June 30, 1996 will be shipped by June 30, 1997. The Company sells service contracts on the majority of the equipment it sells. Such contracts are one year in duration with payments received annually in advance of commencement of the contract or quarterly in advance. The Company recognizes the revenue from these contracts on a straight line basis over the term of the contract, with the unearned portion of the revenue reflected as deferred income. The excess of revenue from a maintenance contract over related cost of selling that contract to a third party vendor is recognized at the time of sale. As of April 30, 1996, the Company had deferred income of $621,000 that it will recognize over the course of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $2,865,000 at April 30, 1995, as compared to working capital of $2,470,000 at April 30, 1996. The increase in the working capital was principally attributable to the Company's public offering in September 1995.

         Prior to its 1996 fiscal year and since January 1994, the Company funded its operations with cash flow from operations, borrowings and equity investments. Over this period the Company raised approximately $3,700,000 through private placements consisting of (i) an equity investment in January 1994 by Direct Connect International Inc. ("DCI") pursuant to which DCI converted approximately $2,000,000 of outstanding indebtedness of the Company including accrued interest owed to DCI into 2,723,973 shares of Common Stock of the Company, (ii) $750,000 of gross proceeds received by the Company from Sellectek Incorporated upon consummation of the merger with Sellectek Incorporated on May 2, 1994, (iii) $450,000 of gross proceeds received by the Company in May 1994 from the sale of 180,000 shares of Common Stock to several purchasers in a private offering, (iv) the satisfaction of $250,000 in accounts payable of the Company in exchange for the issuance by the Company of 100,000 shares of Common Stock in June 1994, and (v) the application of a promissory note in the aggregate principal amount of $250,000 by a debtholder to the payment of the aggregate exercise price of warrants to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share in September 1994.

         On May 8, 1995, the Company consummated a bridge financing (the "First Bridge Financing"), pursuant to which it issued an aggregate of (i) $1,200,000 principal amount of promissory notes (the "Bridge Notes") which bore interest at the rate of 8% per annum, (ii) 600,000 warrants (the "First Bridge Warrants"), each First Bridge Warrant entitling the holder to purchase one share of Common Stock at an initial exercise price of $1.875 (subject to adjustment upon the occurrence of certain events) during the three-year period commencing May 8, 1996, and (iii) 442,478 shares of Common Stock at $1.13 per share. The net proceeds of $1,379,000 from the First Bridge Financing were applied by the Company to reduce accounts payable and accrued liabilities. Each First Bridge Warrant automatically converted into a Redeemable Warrant (sometimes hereinafter referred to as the "New Warrant") having terms identical to those of the Redeemable Warrants underlying the Units issued in the Offering (as herein after defined).

         On June 13, 1995, the Company consummated a bridge financing (the "Second Bridge Financing" and, collectively with the First Bridge Financing, the "Bridge Financings") pursuant to which it issued an aggregate of 350,000 warrants (the "Second Bridge Warrants" and collectively with the First Bridge Warrants, the "Bridge Warrants"), each Second Bridge Warrant entitling the holder to purchase one share of Common Stock at an initial exercise price of $1.75 per share (subject to adjustment upon the occurrence of certain events) during the three year period commencing June 13, 1996. The net proceeds of $70,000 from the Second Bridge Financing were applied by the Company to reduce accounts payable and accrued liabilities. Upon consummation of the Offering, each Second Bridge Warrant was automatically converted into a New Warrant.

         On September 28, 1995, the Company completed a public offering (the "Offering") of 1,783,000 units (including an overallotment of 258,000 units in October 1995 for net proceeds of approximately $6,485,000). Each unit consisted of two shares of Common Stock and one redeemable warrant and was sold at $5 per unit. Each redeemable warrant entitled the holder to purchase one share of Common Stock at an initial exercise price of $3.75 per share. The net proceeds were used as follows: (i) repay Bridge Notes referred to above plus accrued interest through September 28, 1995, (ii) repay certain outstanding balances under its revolving credit facility, and (iii) working capital purposes.

         In March 1996, the Company completed a private placement offering of 312,500 shares of common stock. The net proceeds of the private placement offering, $1,207,000, together with Company common stock, were used to acquire 80% of the issued and outstanding shares of common stock of CASI, and provide CASI with working capital.

         The Company has a credit facility with a bank that provides for a maximum $3,750,000 revolving loan. The Company also has a mortgage with another bank for $1,000,000. The maturity of the revolving loan and mortgage are August 31, 1996 and April 4, 2006, respectively. The revolving loan presently accrues interest on borrowing at prime plus 1.75%, while the mortgage interest rate is fixed at 8.05% for the first five years of its term. Allowable borrowings under the revolving loan are based on a percentage of accounts receivable and inventory. As of April 30, 1996, the Company had approximately $2,879,000 outstanding under the revolving loan. The credit facility is secured by a perfected first priority security interest and lien upon all present and future assets owned by the Company. The credit facility is also guaranteed by Mr. Glasgal, Chairman of the Board and a principal shareholder of the Company.

         On August 2, 1996, the Company received a commitment from a finance company to provide the Company with a $4 million revolving line of credit. The revolving line of credit will bear interest at prime plus 1.75%. Allowable borrowings under the revolving line of credit will be based on a percentage of receivables and inventory. Although the Company intends to enter into this commitment, there can be no assurance that the Company will consummate a transaction with this finance company.

         The Company  also has an agreement  with  Deustche  Financial  Services
(DFS) whereby DFS finances purchases of inventory up to $400,000. Interest on the outstanding balance accrues at prime plus 2.0%. The Company also has a line of credit of up to 500,000 Canadian dollars. The line of credit is due on demand and accrues interest on the outstanding balance at a rate of prime plus 1.25%.

         As a result of the public offering and the private placement offerings during fiscal 1996, the Company has outstanding approximately 2,933,000 warrants to purchase Company common stock. These warrants are currently exercisable by the holder and allow the holder to convert each warrant into one share of Company common stock for $3.75. These warrants expire on September 21, 1999 and may be redeemed by the Company on or after September 21, 1996, provided certain conditions are met, for $.05 per warrant. The Company views the warrants as a potential source of liquidity and may utilize this liquidity to meet its strategic goals.

         As of April 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $4,137,000 to offset future taxable income, if any. Such net operating loss carryforwards expire through 2011.

         The Company believes it has adequate liquidity and resources to sustain current operations for the next twelve (12) months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Reports of Independent Public Accountants. . . . . . . . . . . . . . . . .   23
Consolidated Balance Sheets as of April 30, 1995 and 1996. . . . . . . . .   25
Consolidated  Statements of Operations for the year ended
   December 31, 1993, the four months ended April 30,1994
   and the years ended April 30, 1995 and 1996 . . . . . . . . . . . . . .   26
Consolidated Statements of Changes in Shareholders'
   Equity (Deficit) for the year ended December 31, 1993,
   the four months ended April 30, 1994
   and the years ended April 30, 1995 and 1996 . . . . . . . . . . . . . .   27
Consolidated Statements of Cash Flows for the year ended
   December 31, 1993, the four months ended April 30, 1994
   and the years ended April 30, 1995 and 1996 . . . . . . . . . . . . . .   28
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   30


                                    SCHEDULES

Schedule II       -        Valuation and Qualifying Accounts . . . . . . .   47

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Glasgal Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Glasgal Communications, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1995 and 1996 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Signatel, Ltd., a company acquired during 1994 in a transaction accounted for as a pooling of interests, as discussed in Note 2, for the year ended November 30, 1993. Such statements are included in the 1993 consolidated financial statements of Glasgal Communications, Inc. and reflect 13.5% of the related consolidated revenues for that year. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Signatel, Ltd., is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasgal Communications, Inc. and subsidiaries as of April 30, 1995 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Roseland, New Jersey                                     ARTHUR ANDERSEN LLP
August 2, 1996

To the Shareholders of
Signatel Ltd.


We have audited the balance sheet of Signatel Ltd. as of November 30, 1993 and the statements of income and retained earnings and of changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1993 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.



Deloitte & Touche
Charter Accountants


Toronto, Ontario
January 14, 1994

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          APRIL 30,
                                                              ------------------------------------
                                                                    1995               1996
                                                              -----------------  -----------------
ASSETS
- -------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents (Notes 1 and 4)                    $            --    $       579,087
   Accounts receivable, less allowances of $403,914 and
     $323,582, respectively for doubtful accounts (Note 4)            5,942,097          6,505,947
   Inventory, less allowances of $293,964 and $343,018 for
     obsolescence (Notes 1 and 4)                                     2,589,750          2,655,452
   Prepaid expenses and other current
     assets                                                             590,041            739,665
                                                                ---------------    ---------------

           Total current assets                                       9,121,888         10,480,151

PROPERTY AND EQUIPMENT, net (Notes 1, 3, 4 and 5)                     3,193,319          3,629,554

GOODWILL (Note 2)                                                            --          1,866,967

OTHER ASSETS                                                            278,456            274,810
                                                                ---------------    ---------------

           Total assets                                         $    12,593,663    $    16,251,482
                                                                ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
- -------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings (Note 4)                               $     4,523,278    $     1,915,467
   Current portion of long-term obligations (Note 5)                    137,074             93,332
   Accounts payable                                                   4,873,238          4,804,234
   Accrued liabilities                                                1,356,375            574,454
   Deferred income (Note 1)                                           1,075,124            620,734
   Other current liabilities                                             21,942              1,643
                                                                ---------------    ---------------

           Total current liabilities                                 11,987,031          8,009,864
                                                                ---------------    ---------------

LONG-TERM OBLIGATIONS (Note 5)                                          918,052          1,088,370
                                                                ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (DEFICIT):

   Preferred stock, no par value (4,000,000 shares
     authorized, no shares issued and outstanding)                       --                 --
   Common stock, $.001 par value (authorized 34,000,000
     shares; issued and outstanding 10,299,176 and
     14,841,162 shares, respectively) (Notes 6 and 13)                   --             14,841

   Additional paid-in capital                                         2,999,141         11,693,354
   Accumulated deficit                                               (3,204,660)        (4,434,817)
   Cumulative translation adjustment (Note 1)                          (105,901)          (120,130)
                                                                ---------------    ---------------
     Total shareholders' equity (deficit)                              (311,420)         7,153,248
                                                                ---------------    ---------------

     Total liabilities and shareholders' equity (deficit)       $    12,593,663    $    16,251,482
                                                                ===============    ===============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR       FOR THE FOUR             FOR THE YEARS ENDED
                                                               ENDED           MONTHS ENDED                   APRIL 30,
                                                            DECEMBER 31,         APRIL 30,             -------------------------
                                                               1993                1994                 1995                1996
                                                               ----                ----                 ----                ----
NET SALES (Note 1)
  Equipment
                                                           $ 31,384,734        $  9,359,921        $ 30,185,389        $ 34,763,949
  Services
                                                              5,006,440           1,794,639           4,975,909           7,016,872
                                                           ------------        ------------        ------------        ------------

                                                             36,391,174          11,154,560          35,161,298          41,780,821
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
   Cost of sales
     Equipment
                                                             22,646,846           7,332,807          21,205,812          26,608,877
     Services
                                                              2,772,184           1,190,551           3,428,335           4,044,360
                                                           ------------        ------------        ------------        ------------
                                                             25,419,030           8,523,358          24,634,147          30,653,237

   Selling, general and administrative expenses              10,422,509           4,640,427          11,725,597          11,327,190
                                                           ------------        ------------        ------------        ------------

       Total costs and expenses                              35,841,539          13,163,785          36,359,744          41,980,427
                                                           ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                                         549,635          (2,009,225)         (1,198,446)           (199,606)

INTEREST EXPENSE (Notes 4 and 6)                                490,596             136,053             476,096             757,485
                                                           ------------        ------------        ------------        ------------
   Income before provision
     (benefit) for income taxes                                  59,039          (2,145,278)         (1,674,542)           (957,091)

INCOME TAX PROVISION (BENEFIT)(Notes 1 & 7)                     206,372                --               (31,753)               --
                                                           ------------        ------------        ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                                 (147,333)         (2,145,278)         (1,642,789)           (957,091)
EXTRAORDINARY ITEM (NOTE 5)                                        --                  --                  --              (223,066)
NET LOSS                                                   $   (147,333)       $ (2,145,278)       $ (1,642,789)       $ (1,180,157)
                                                           ============        ============        ============        ============

LOSS PER SHARE
  Loss before extraordinary item                                                                   $       (.15)       $       (.07)
  Extraordinary item                                                                                         --                (.02)
NET LOSS                                                                                           $       (.15)       $       (.09)
                                                                                                   ============        ============
 WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES (Note 1)                                                                 10,681,237          12,853,747
                                                                                                   ============        ============

 PRO FORMA NET INCOME (LOSS) DATA (Unaudited, Note 1)

       Income before provision for
              income taxes, as reported                    $     59,039

       Pro forma income tax                                     223,000
              provision                                    ------------

       Pro forma net income (loss)                         $   (163,961)
                                                           ============

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          Glasgal Communications, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 5)

                                               Common Stock
                                        ---------------------------
                                                Issued                                Retained      Cumulative        Total
                                        ------------------------   Additional         Earnings     Translation     Shareholders'
                                          Shares      Dollars     Paid-in-capital    (Deficit)     Adjustment        Equity
                                        ------------ -----------  ---------------  -------------  -------------   -------------


Balance at December 31, 1992               7,593,287   $     --   $    10,120      $    992,862   $     (74,158)  $     928,824
                                        ============  =========   =============    ============   =============   =============

  Net loss                                        --         --              --        (147,333)             --        (147,333)
  Effect of exchange rate changes                 --         --              --              --         (22,390)        (22,390)

                                        ------------  ---------   -------------    ------------   -------------   -------------
Balance at December 31, 1993               7,593,287  $      --   $      10,120    $    845,529   $     (96,548)  $     759,101
                                        ============  =========   =============    ============   =============   =============

  Conversion of loan payableinto
    Common stock                           2,723,973         --       2,016,835              --             --        2,016,835
  Net loss                                        --         --              --      (2,145,278)            --       (2,145,278)
  Effect of exchange rate changes                 --         --              --              --         (14,357)        (14,357)
  Conversion from S corporation
     status to C corporation                      --         --         262,122        (262,122)             --              --
                                        ------------  ---------   -------------    ------------   -------------   -------------
Balance at April 30, 1994                 10,317,260  $      --   $   2,289,077    $ (1,561,871)  $    (110,905)  $     616,301
                                        ============  =========   =============    ============   =============   =============

  Sellectek merger ( Note 2)                     --          --         190,000              --              --         190,000
  Private Placement Offerings of
    Common stock                             180,000         --         427,383              --              --         427,383
  Conversion of accounts payable
    into Common stock                        100,000         --         237,435              --              --         237,435
  Exercise of warrants                       125,000         --         237,435              --              --         237,435
  Net loss                                        --         --              --      (1,642,789)             --      (1,642,789)
  Effect of exchange rate changes                 --         --              --              --           5,004           5,004
  Common stock issued for options
    exercised                                 19,394         --          93,811              --              --          93,811
  Stock exchanged for cancellation
    of loan (Note 8)                        (442,478)        --        (476,000)             --              --        (476,000)
                                        ------------  ---------   -------------    ------------   -------------   -------------
Balance at April 30, 1995                 10,299,176  $      --   $   2,999,141    $ (3,204,660)  $    (105,901)  $    (311,420)
                                        ============  =========   =============    ============   ====-=========  =============



  Private placement offering of
      common stock and warrants
      and bridge financing                   442,478         --         579,472              --              --         579,472
  Public offering of common stock
      and warrants                         3,566,000         --       6,535,009         (50,000)             --       6,485,009
  Acquisition and cancellation of
      common stock                           (12,500)        --         (26,635)             --              --         (26,635)
  Common stock issued for options
      exercised                              189,248         --         123,563              --              --         123,563
  Change in par value of common
      stock (Note 13)                             --     14,484         (14,484)             --              --              --
  Private placement offering of
      common stock (Note 2)                  312,500        313       1,206,629              --              --       1,206,942
  Stock issued for business
      acquisition (Note 2)                    44,260         44         290,659              --              --         290,703
  Net loss                                        --         --              --      (1,180,157)             --      (1,180,157)
  Effect of exchange rate changes                 --         --              --              --         (14,229)        (14,229)

                                        ------------  ---------   -------------    ------------   -------------   -------------
Balance at April 30,1996                  14,841,162  $  14,841   $  11,693,354    $ (4,434,817)  $    (120,130)  $   7,153,248
                                        ============  =========   =============    ============   =============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR     FOR THE FOUR       FOR THE YEARS ENDED
                                                                       ENDED         MONTHS ENDED             APRIL 30,
                                                                    DECEMBER 31,       APRIL 30,       -------------------------
                                                                       1993              1994           1995              1996
                                                                       ----              ----           ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (147,333)      $(2,145,278)      $(1,642,789)      $(1,180,157)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities--
    Depreciation and amortization                                     391,801           127,436           453,855           664,890

    Provision for doubtful accounts and inventory
     obsolescence                                                     141,186         1,184,501           755,266           450,022
    Extraordinary Item                                                   --                --                --             223,066
    Changes in operating assets and liabilities
     net of effects from purchase of CASI
      (Increase) decrease in accounts receivable                   (2,017,230)        2,399,316        (2,386,019)         (848,872)
      (Increase) decrease in inventory                               (471,541)         (242,441)          250,679          (230,702)
      Increase in prepaid expenses and other assets                  (762,588)          (43,511)         (181,383)         (402,385)

      Increase (decrease) in accounts payable,
       accrued liabilities and other                                1,592,695          (387,375)        1,085,070        (1,419,378)
                                                                  -----------       -----------       -----------       -----------
      Net cash provided by (used in)
       operating activities                                        (1,273,010)          892,648        (1,665,321)       (2,743,516)
                                                                  -----------       -----------       -----------       -----------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                           (616,771)          (59,003)         (516,959)         (590,423)

  Net cash used for CASI acquisition                                     --                --                --            (704,701)
  Advances to CASI                                                       --                --                --          (1,135,160)

        Net cash used in investing activities                        (616,771)          (59,003)         (516,959)       (2,430,284)
                                                                  -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payment of) short-term borrowings
                                                                      819,192          (641,968)          952,467        (2,607,811)
  Proceeds from notes payable                                         900,000           250,000              --                --
  (Payments) Proceeds of  indebtedness                               (581,852)          (28,426)         (110,150)          126,576

  Net Proceeds from Common Stock issuance's                              --                --             746,065         8,248,351
  Net proceeds from Sellectek merger                                     --                --             190,000              --
                                                                  -----------       -----------       -----------       -----------
        Net cash provided by (used in) financing
        activities                                                  1,137,340          (420,394)        1,778,382         5,767,116
                                                                  -----------       -----------       -----------       -----------
        Net effect of foreign currency translation
        on cash                                                       (22,390)          (14,357)            5,004           (14,229)
                                                                  -----------       -----------       -----------       -----------
          Net increase (decrease) in cash                            (774,831)          398,894          (398,894)          579,087
CASH AT BEGINNING OF PERIOD                                           774,831              --             398,894              --
                                                                  -----------       -----------       -----------       -----------

CASH AT END OF PERIOD                                             $      --         $   398,894       $      --         $   579,087
                                                                  ===========       ===========       ===========       ===========

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                                             $402,831        $118,000        $470,293        $755,171
  Income taxes paid                                                         $  4,900        $   --          $   --          $   --

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 1, 1994, the Direct Connect International Inc. notes payable of $1,900,000 plus accrued interest of $117,000 was converted into equity.

On June 6, 1994, RAD Communications, Inc. converted $250,000 of Glasgal's account payable into 100,000 shares of Glasgal's common stock.

On April 30, 1995, Mr. Glasgal contributed 442,478 shares of Common Stock in consideration for the cancellation of $476,000 owed to the Company.

On  April  24,  1996,  the  Company   purchased  80%  of  the  common  stock  of
Computer-Aided Software Integration, Inc. (CASI) for $500,000 in cash plus 44,260 shares of common stock of the Company valued at $290,000.


        Goodwill                                                   $ 1,866,000
        Cash Paid for Common Stock (including expenses)               (705,000)
        Common Stock Issued                                           (290,000)
                                                                ---------------
        Liabilities Assumed                                      $     871,000
                                                                ===============

During 1996, a capital lease obligation of $166,000 was incurred when the Company entered into a lease for new equipment.










          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      The Company and its significant accounting policies:

         Business--

           Glasgal   Communications,   Inc.   ("Glasgal"),   and  its   Canadian
              subsidiary, Signatel, Ltd. ("Signatel") distribute data communications equipment and services, as well as design, install and service local and wide area network systems that connect a broad range of networking and communication products which allow for the high speed transmission of data, voice, fax and video. Glasgal's subsidiary, Computer-Aided Software Integration, Inc. ("CASI"), develops and licenses a suite of system engineering software tools collectively known as the Integrators Workbench Product Series(TM) (IWPS). This software automates the processes of system design, configuration, implementation, migration and support of client/server computing environments.

         Basis of Presentation--

           The consolidated financial statements include the accounts of Glasgal
              Communications, Inc. and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated.

           On May  2,  1994,  the  Company  merged  with  and  into   Sellectek,
              Incorporated ("Sellectek") (See Note 2 - Mergers and Acquisitions). For accounting purposes the merger has been treated as a reverse merger using the recapitalization method of accounting. In connection with the Company's merger with Sellectek, the Company changed its fiscal year end to April 30.

           On October 28,  1994,  Glasgal  acquired  all of the voting  stock of
              Signatel, a Canadian based company (See Note 2 Mergers and Acquisitions). The transaction was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the accounts of Signatel for all periods presented.

           On April 24, 1996, the Company acquired 80% of the common stock of CASI (See Note 2 - Mergers and Acquisitions). The acquisition has been accounted for as a purchase; operations of CASI from the date of acquisition were not significant. The excess of purchase price over fair market value of the net assets acquired has been included in goodwill and will be amortized over 10 years.

         Foreign Currency Translation--

           The local currency of Signatel is its functional currency. Assets and liabilities of Signatel are translated into US dollars at the current exchange rate. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders' equity.

         Revenue Recognition--

           The Company recognizes revenue from the sale of data communications equipment upon shipment. Service revenue is recognized as the services are provided. Maintenance contract revenue is recognized on a straight-line basis over the contract period, usually one year. The excess of revenues over related costs of maintenance contracts sold to third party vendors is recognized at the time of sale. Deferred income represents that portion of maintenance contract revenue that has not been earned.

         Cash and Cash Equivalents--

           The Company  considers  as  cash   equivalents   all  highly   liquid
              investments with an original maturity of three months or less.

         Inventory--

           Inventory consists of merchandise purchased for resale, primarily data communications and network equipment, and is stated at the lower of cost (first-in, first-out basis) or market.

           In those instances where the Company believes it will realize less than the cost of the inventory items, an obsolescence reserve is established for an amount equal to the difference between the cost of the inventory and its estimated market value.

         Property and Equipment--

           Property  and   equipment  is  stated  at  cost,   less   accumulated
              depreciation and amortization. Depreciation and amortization are computed using the straight-line and declining balance methods over the estimated useful lives or lease terms of the related assets, whichever is shorter.

         Long-Lived Assets--

           During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

         Stock Based Compensation--

           The Financial Accounting  Standards  Board  issued  a  new  standard,
              "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25,
              "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The accounting and disclosure requirements of this standard are effective for the Company's 1997 fiscal year. The Company expects to continue to account for employee stock-based compensation under Opinion 25.

         Income Taxes--

           Prior to January 1, 1994,  the Company  filed its Federal  income tax return as an S Corporation. As a result, the Company's taxable income was includable directly in the Federal income tax return of the shareholders and no provision was made for Federal income taxes. Provision was made for those states in which the Company operates which do not recognize such an election or in which the Company has not made such election. As a result of the acquisition of Signatel, the income tax provision reflected in the consolidated statements of operations includes a provision of $206,372 in 1993 for income taxes on Signatel's income, which included $194,707 of additional income taxes and interest assessed in 1993 applicable to a transaction entered into by Signatel during 1989. Effective January 1, 1994, the Company terminated its S Corporation status and became subject to Federal income taxes. In conjunction with this termination the Company began accounting for income taxes in accordance with SFAS 109 "Accounting for Income Taxes".

         Earnings (Loss) per Share--

           Commencing May 2, 1994, the effective date of the Company's merger with Sellectek (see Note 2), earnings (loss) per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period, giving effect to the exchange of Company shares for shares of Sellectek and the issuance of Company shares for the shares of Signatel. Common equivalent shares have not been included if antidilutive.

         Use of Estimates--

           The preparation of financial  statements in conformity with generally
              accepted   accounting   principles  requires  management  to  make
              estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications--

           Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

(2)      Mergers and Acquisitions:

         Sellectek--

           On May 2, 1994 the  Company  merged with and into  Sellectek.  At the time of the merger, Sellectek was a public company which had $750,000 of cash and no liabilities or operations. For accounting purposes, the merger has been treated as a recapitalization of the Company with the Company as the acquirer (reverse acquisition). The operations of the surviving entity are those of the Company and, accordingly, Sellectek changed its name to Glasgal Communications, Inc. Pursuant to the merger each outstanding share of common stock of the Company was converted into 3,242.40 shares of Sellectek common stock. The cost of the merger, approximately $560,000, has been charged to additional paid-in capital. Pro forma information is not presented since substantially all of the assets, liabilities and operations were those of the Company.

         Signatel--

           On October  28,  1994,  the  Company  acquired  all of the issued and outstanding voting common shares of Signatel, a Canadian distributor of data communications equipment and services, in exchange for 875,000 of its common shares. The acquisition was accounted for using the pooling of interests method of accounting. Presented below are the individual company and combined net sales, operating income (loss), net income (loss) and identifiable assets for the periods identified (stated in US dollars and net of intercompany eliminations):

                                                   Glasgal             Signatel             Combined
                                                   -------             --------             --------
     For the year ended
     December 31, 1993
     ---------------------------------------
     Net Sales                                     $  31,486,000         $  4,905,000         $ 36,391,000
     Operating Income                                    548,000                2,000              550,000
     Net Income (loss)                                    47,000             (194,000)            (147,000)
     Identifiable Assets                              12,566,000            2,245,000           14,811,000

     For the four months ended
     April 30, 1994
     ---------------------------------------
     Net Sales                                    $    9,266,000         $  1,889,000         $ 11,155,000
     Operating Loss                                   (1,888,000)            (121,000)          (2,009,000)
     Net Loss                                         (2,014,000)            (131,000)          (2,145,000)
     Identifiable Assets                              10,243,000            1,601,000           11,844,000

     For the year ended
     April 30, 1995
     ---------------------------------------
     Net Sales                                     $  30,197,000         $  4,964,000         $ 35,161,000
     Operating Loss                                   (1,026,000)            (172,000)          (1,198,000)
     Net Loss                                         (1,468,000)            (175,000)          (1,643,000)
     Identifiable Assets                              10,787,000            1,807,000           12,594,000

           The combined results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the combined results are not intended to be a projection of future results and do not reflect any synergy's that might be achieved from combined operations.

         CASI--

           On April 24, 1996, the Company acquired 80% of the outstanding common stock of CASI, a company that develops and licenses software products, in exchange for $500,000 in cash and 44,260 shares of common stock of the Company valued at $6.57 per share based on the average trading price of the Company's common stock for several days before and after the date of the acquisition agreement. The acquisition was accounted for as a purchase. The excess of purchase price over fair value of net assets acquired, $1,867,000, is included in goodwill and is being amortized over 10 years on a straight line basis. Operations of CASI, which commenced in February, 1995, were immaterial and CASI recorded losses of $490,000 and $415,000 in the period from inception through December 31, 1995 and the four months ended April 30, 1996, respectively. If the acquisition of CASI had been consummated on May 1,

              1995, the pro forma loss before extraordinary item would have been approximately $1,634,000.

           In connection with this transaction, in March 1996 the Company completed a private placement offering of 312,500 shares of common stock. The net proceeds of the private placement offering, $1,207,000, were used to acquire 80% of the issued and outstanding shares of common stock of CASI, and to provide CASI with working capital.

(3)       Property and equipment:

           The following is a summary of property and equipment, at cost.

                                                          APRIL 30,
                                               --------------------------------
                                                   1995                1996
                                                   ----                ----

Land                                           $    321,000       $    321,000
Building                                          1,947,483          1,979,128
Computer Equipment                                2,303,059          3,196,785
Furniture and fixtures                            1,171,086          1,186,822
Computer equipment held under capital
leases                                              214,397            213,566
                                                 ----------         ----------
                                                  5,957,025          6,897,301
Less--Accumulated depreciation and
 amortization                                     2,763,706          3,267,747
                                                 ----------         ----------
  Net property and equipment                   $  3,193,319       $  3,629,554
                                                ===========        ===========

(4)      Short-term borrowings:

            The  Company  has a credit  facility  with a bank  that  provides  a maximum revolving loan of $3,750,000. Availability under the revolving loan is calculated at the sum of (a) 75% of eligible accounts receivable (as defined) and (b) 20% of the cost or wholesale market value of eligible inventory, as defined. The revolving loan accrues interest at the bank's floating base rate plus 1.75% (10% at April 30, 1996) and expires on August 31, 1996.

            On August 2, 1996, the Company  received a commitment  from a lender to provide the Company with a $4,000,000 revolving line of credit. The revolving line of credit will bear interest at the lender's prime rate plus 1.75%. Availability under the revolving line of credit is based upon a percentage of eligible receivables and a percentage of eligible inventory, as defined. The revolving line of credit has a term of 3 years. The Company intends to accept this commitment.

            Short-term  borrowings at April 30, 1995 and 1996 included  $860,060 and $676,085, respectively, representing checks drawn in excess of available cash balances.

           The Company has a "floor planning" arrangement with a lender to finance the Company's purchases of inventory up to a total value of $400,000. Under this arrangement, the Company is able to purchase goods on credit from pre-authorized vendors who are paid by the lender on pre-determined terms. The Company pays interest at the lender's prime rate plus 2% (10.25% at April 30, 1996). As collateral for this arrangement, the Company has a certificate of deposit of $100,000 pledged to this lender. As of April 30, 1996 approximately $229,700 was outstanding under this arrangement and is included in accounts payable in the accompanying consolidated balance sheets.

           The Company has a  line  of  credit  up to  and  payable  in  500,000
              Canadian dollars (US $362,500), due on demand with interest calculated at the bank's prime rate plus 1.25% per annum (9.5% at April 30, 1996). As of April 30, 1996, $87,602 was outstanding and is included in short-term borrowings.

           In connection   with  a  merger   agreement   with   Direct   Connect
              International, Inc. (DCI), the Company entered into a note payable agreement with DCI during November 1992 for $1,000,000 due June 1993 with interest at 2% over the prime rate. During 1993, the note payable was increased several times and the balance of the note on December 31, 1993 was $1,900,000. On December 2, 1993, the Company signed a mutual release agreement with DCI, which released both companies from their commitments or obligations related to the merger agreement.

           In connection with the release agreement,  the Company entered into a common stock purchase agreement with DCI (DCI Agreement). Pursuant to the DCI Agreement, in January 1994, DCI converted the outstanding indebtedness of the Company owed to DCI into 2,723,973 shares of common stock of the Company (see Note 6).

           All present and future assets of the Company are pledged as security under the various debt agreements.

(5)      Long-term obligations:

           Long-term obligations are comprised of--

                                                           APRIL 30,
                                                -------------------------------
                                                    1995                1996
                                                    ----                ----

Mortgage payable                               $    958,611       $  1,000,000
Capital lease obligation                             78,297            166,962
Other                                                18,218             14,740
                                                -----------        -----------
                                                  1,055,126          1,181,702
Less--Current portion of long-term
 obligations                                        137,074             93,332
                                                 ----------         ----------
                                               $    918,052       $  1,088,370
                                                ===========        ===========

           The Company has a 10 year mortgage agreement with a bank for $1,000,000. During the first 5 years of the agreement the interest rate is fixed at 8.05% per annum. Beginning in the year 2002, the interest rate is subject to adjustment, as defined.

           The scheduled repayment of long-term debt is as follows:


                                     1997                          $   93,332
                                     1998                              69,633
                                     1999                              70,800
                                     2000                              16,412
                                     2001                              17,783
                                     Thereafter                       913,742


(6)      Shareholders' equity:

         Common Stock Issuances--

           Pursuant to the DCI  Agreement in January  1994,  DCI  converted  the outstanding indebtedness of the Company owed to DCI into 2,723,973 shares of common stock of the Company (see Note 4). In addition, the DCI Agreement gives the Company the right to require DCI to purchase up to 1,337,230 additional shares of Common Stock of the Company (the "Additional Shares") for an aggregate of $8,750,000, less current warrant solicitation fees (the "Additional DCI
              Investment"). The Company may require the Additional DCI Investment if, and then only to the extent, that DCI receives proceeds from the exercise of existing warrants. If the Company does not require the Additional DCI Investment, DCI may still purchase, on the same terms, up to one-half of the Additional Shares.

           In May 1994, the Company sold 180,000 shares of common stock in a private offering for gross proceeds of $450,000.

           In June 1994, the Company issued 100,000 shares of its common stock in satisfaction of a $250,000 account payable.

           In September  1994, a warrant holder  exercised the right to purchase
              125,000 shares of common stock at an exercise price of $2.00 per share. In satisfaction of the exercise price, the warrant holder canceled the promissory note of $250,000 owed to the warrant holder by the Company.

         Bridge Financings--

           On May 8, 1995,  the  Company  consummated  a bridge  financing  (the
              "First Bridge Financing"), pursuant to which it issued an aggregate of (i) $1,200,000 principal amount of promissory notes (the "Bridge Notes") which bore interest at the rate of 8% per annum and were payable upon the earlier of the consummation of the Offering (as hereinafter defined), (ii) 600,000 warrants (the "First Bridge Warrants"), each First Bridge Warrant entitling the holder to purchase one share of Common Stock at an initial exercise price of $1.875 (subject to adjustment upon the occurrence of certain events) during the three-year period commencing May 8, 1996, and (iii) 442,478 shares of Common Stock at $1.13 per share. Financing fees of approximately $260,000 were incurred in connection with the First Bridge Financing. Upon the consummation of the Offering, each First Bridge Warrant was converted into a redeemable warrant having terms identical to those of the redeemable warrants underlying the units offered in the Offering. The Company recorded an original issuance discount of $120,000 associated with (i) and (ii) above.

           On June 13, 1995,  the Company  consummated a bridge  financing  (the
              "Second Bridge Financing") pursuant to which it issued an aggregate of 350,000 warrants (the "Second Bridge Warrants"). Each Second Bridge Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $1.74 per share during the three year period commencing June 13, 1996. The net proceeds from the Second Bridge Financing were approximately $70,000. Upon consummation of the Offering, each First Bridge Warrant was converted into a redeemable warrant having terms identical to those of the redeemable warrants underlying the units offered in the Offering.

         Public Offering--

           On September 28, 1995, the Company  completed a public  offering (the
              "Offering") of 1,783,000 units at $5 per unit (including an overallotment of 258,000 units in October 1995) for net proceeds of approximately $6,485,000. Each unit consists of two shares of Common Stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $3.75 per share. In addition, in connection with the sale of 400,000 shares of common stock by certain selling shareholders, the Company contributed 200,000 redeemable warrants

              (valued at $50,000) that were included in the 200,000 units sold by such shareholders. The Bridge Notes were repaid with the proceeds of the Offering resulting in the write off of the unamortized original issuance discount and the unamortized deferred financing costs and the recognition of an extraordinary loss of $223,006.

         Stock Options--

           The 1990 Stock Option Plan (the "1990  Plan")  provides for grants of
              1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods range from 2 to 4 years.

           In November  1993,  the  Company  adopted its 1993  Consultant  Stock
              Option Plan (the "1993 Plan"), under which 30,000 shares of common stock are reserved for issuance. The 1993 Plan provides for grants of common stock options to selected persons who provide consulting and advisory services to the Company to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods are determined by the Board of Directors.

           The following table represents a summary of stock option activity under the 1990 Plan and the 1993 Plan:

                                                                                                      1993 CONSULTANT STOCK
                                                     1990 STOCK OPTION PLAN                               OPTION PLAN
                                          ----------------------------------------------        -----------------------------
                                             SHARES                    PRICE                       SHARES           PRICE
                                          -------------     ----------------------------        -------------    ------------
Options outstanding at April 30, 1994           80,836      $ 5.00     -    $ 15.63                  21,000     $   5.00

Granted                                        845,991      $ 1.25     -    $  3.4375                     -           -
Exercised                                       (2,394)                $ 3.68                       (17,000)    $   5.00
Canceled                                      (437,584)     $ 3.425    -    $  3.4375                     -           -
                                          -------------     ----------------------------        -------------    ------------
Options outstanding at April 30, 1995          486,849      $ 1.25     -    $ 15.63                   4,000     $   5.00

Granted                                        353,000      $ 2.775    -    $ 10.55                   5,000     $   2.50
Exercised                                      (91,248)                $ 1.25                         4,000     $   5.00
Canceled                                       (53,320)                $ 1.25                             -          -
                                          -------------    -----------------------------        -------------    ------------
Options outstanding at April 30, 1996          695,281     $ 1.25       -   $ 15.63                   5,000     $   2.50
                                          =============    =============================        =============    ============

Exercisable at April 30, 1996                  283,345     $ 1.25       -   $ 15.63                   5,000     $   2.50
                                          =============    ============ === ============        =============    ============


           As of April 30, 1996, a total of 660,151 and 4,000 shares remain reserved for future grants under the 1990 Plan and the 1993 Plan, respectively.

           On March 1, 1995, the Company adopted the 1995 Directors Stock Option
              Plan (the "Directors Plan"), under which 500,000 shares of Common Stock are reserved for issuance. All members of the Board of
              Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as a Director of the Company.

                                                                        1995 DIRECTORS STOCK
                                                                            OPTION PLAN
                                                         ---------------------------------------------------
                                                                       SHARES                  PRICE
                                                                       ------                  -----

         Options outstanding at April 30, 1994                           --                     $ --

         Granted during 1995                                           48,000                   $1.25
         Exercised                                                       --                      --
         Canceled                                                        --                      --
                                                                   ----------------      -------------------
         Options Outstanding at April 30, 1995                         48,000                  $1.25

         Granted during 1996                                           72,000             $2.552 - $2.775
         Exercised                                                       --                      --
         Canceled                                                        --                      --
                                                                   ================      ===================
         Options outstanding at April 30, 1996                        120,000             $1.25 - $2.775
                                                                   ================      ===================

         Shares exercisable at April 30, 1996                          48,000                  $1.25
                                                                   ================      ===================

           As of April 30, 1996, 380,000 shares were available for future issuance under the Directors Plan.

           During  January  1992,  the  Company   granted  options  to  purchase
              1,386,742 shares of its common stock, at an exercise price of $.005 per share. The options may be exercised at any time prior to January 1, 2002. 39,000 options have been exercised as of April 30, 1996. In April 1993, the Company granted options, which expire in April 2003, to purchase 109,755 shares of common stock to a consultant/advisor to the Company at an exercise price of $.005 per share. 55,000 options have been exercised as of April 30, 1996.

           In March 1995, the Company granted options to purchase 165,000 shares of Common Stock at an exercise price of $1.25 to certain executive officers of the Company. These options are exercisable over a three year period beginning August 24, 1995. The options expire in March 2005. No options have been exercised as of April 30, 1996.

           On April 25, 1995 the  Company  granted  options to purchase  350,000 shares of Common Stock at an exercise price of $1.75, to certain officers of Signatel. These options are exercisable, at any time and from time to time, prior to April 21, 2005. As of April 30, 1996 no options have been exercised.

           The table below sets forth the activity relating to stock options referred to above which were originally granted by the Company not pursuant to any option plan.

                                                               SHARES              PRICE
                                                            --------------    ----------------
               Options Outstanding at April 30, 1994            1,496,497          $.005
               Granted                                            515,000      $1.25 - $1.75
               Exercised                                               --           --
               Canceled                                                --           --
                                                            --------------    ----------------
               Options Outstanding at April 30, 1995            2,011,497      $.005 - $1.75

               Granted                                                 --           --
               Exercised                                          (94,000)          $.005
               Canceled                                           (95,455)          $1.75
                                                             --------------    ----------------
               Options Outstanding at April 30, 1996            1,822,042      $.005 - $1.75
                                                            ==============    ================

           On July 17, 1995, Mr. Glasgal granted to five executive officers of the Company, options to purchase an aggregate of 300,000 shares of his common stock. The options granted by Mr. Glasgal vest 1/3 on July 17, 1996 (at an exercise price of $2.775 per share, the fair market value at the date of grant), 1/3 on July 17, 1997 (at an exercise price of $3.50 per share) and 1/3 on July 17, 1998 (at an exercise price of $4.50 per share).

(7)      Income Taxes:

           In January  1994,  the  Company  adopted the  provisions  of SFAS 109
              "Accounting for Income Taxes." The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

           Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:

                                                                      April 30,
                                                      -------------------------------------------
                                                              1995                  1996
                                                      ---------------------- --------------------
             Net operating loss carryforwards           $     1,021,000        $     1,406,000
             Accelerated depreciation                          (326,000)              (316,000)
             Allowance for doubtful accounts                    136,000                109,000
             Inventory obsolescence                              95,000                112,000
             Other                                               19,000                 19,000
                                                      -------------------    -------------------
                                                                945,000              1,330,000
             Valuation Allowance                               (945,000)            (1,330,000)
                                                      ------------------     ------------------
                                                      $              --      $               --
                                                      ==================     ==================

           The Company has recorded a full valuation allowance against the net deferred tax asset due to uncertainty relating to the realization of this asset.

           The Company does not provide for US income taxes on the undistributed earnings of its foreign subsidiaries as the Company does not have any current intention of repatriating such earnings.

           At April 30, 1996, the Company has available $4,137,000 of net operating loss carry forwards, which may be used to offset future taxable income. These net operating loss carryforwards expire through 2011.

 (8)     Related party transactions:

           Beginning July, 1993, the Company and Ralph Glasgal, its Chairman and
              President, orally agreed that future salary payments would be suspended. In the year ended December 31, 1993, and the year ended April 30, 1995, the Company loaned Mr. Glasgal $181,150, and $294,850, respectively. On April 30, 1995, and in contemplation of the closing of the First Bridge Financing (see Note 14), Mr. Glasgal contributed to the Company 442,478 shares of Common Stock in consideration for the cancellation of the $476,000 owed to the Company. The 442,478 shares of Common Stock contributed to the Company were canceled.

           During 1993,  the  Company  paid a  management  fee of  approximately
              $63,000 to a company controlled by a shareholder of the Company.

(9)      Employee benefit plan:

           The Company has a contributory 401(k) salary reduction plan which covers each employee who is at least 21 years of age and has been a full-time employee for six months. The Company matches the first $600 contributed into the plan by each employee annually. The Company's contributions to the plan were $37,800, $12,400, $27,400 and $17,100 for the year ended December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996, respectively.

(10)     Commitments and contingencies:

           The Company leases sales offices in various states throughout the United States and Canada. The terms of these leases generally do not extend beyond one year. Rent expense incurred and charged to operations was $224,000, $84,000, $252,000 and $372,000 for the
              year ended December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996, respectively.

           The Company has operating lease commitments as follows:

                                 1997                   216,293
                                 1998                   184,496
                                 1999                    49,200
                                 2000                    33,600
                                 2001                       ---

           The Company has entered into employment agreements with five key employees. Three of the employment agreements expire on December 31, 1996, and provide for an aggregate annual salary of $635,000. The remaining employment agreements provide for annual salary of $265,500 increased annually by the percentage increase in the consumer price index. One of these agreements expires on April 30, 2001, while the other is indefinite subject to termination clauses within the agreement.

(11)     Concentrations of credit risk:

           The Company's  financial   instruments subject  to  credit  risk  are
              primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 1996, the Company's customers were primarily within the continental United States, Canada, parts of Europe, the Far East and Latin America, and, due to geographical diversity, credit risk is limited. For the year ended April 30, 1996 two customers accounted for an aggregate of 33% of sales. For the year ended December 31, 1993, one of these two customers accounted for 10% of sales. In no other period presented did any one customer account for more than 10% of sales.

(12)     Export Sales

           The following table gives an analysis of the Company's export sales.

                 FOR THE YEAR ENDED         FOR THE FOUR MONTHS           FOR THE YEAR         FOR THE YEAR ENDED
                    DECEMBER 31,              ENDED APRIL 30,           ENDED APRIL 30,            APRIL 30,

                        1993                        1994                      1995                    1996
               -----------------------    -------------------------    -------------------    ---------------------

Canada            $    256,000               $     49,000                 $    103,000           $    117,000

Europe               1,953,000                    335,000                    1,754,000              1,759,000

Middle East             29,000                     17,000                       73,000                137,000

Latin America          604,000                    222,000                    1,087,000                742,000

Far East               411,000                    351,000                    1,095,000                785,000
               ---------------            ---------------              ---------------        ---------------

                    $3,253,000                $   974,000                   $4,112,000             $3,540,000
               ===============            ===============              ===============         ==============

        For information relating to the Company's foreign operations see Note 2.

 (13)    Recapitalization

           In January  1996,  the  Company  was  reincorporated  in the State of
              Delaware and each outstanding share of the old California Corporation, no par value common stock, was converted into one share of the new Delaware Corporation $.001 par value common stock. This change resulted in the transfer of $14,484 from the additional paid-in capital account to the common stock account. In conjunction with the reincorporation, the Company increased the authorized common stock from 21,000,000 shares to 34,000,000 shares.

(14)     Subsequent Events

           On July 31, 1996, the Company  acquired all of the voting stock of HH
              Communications, Inc. (HH), a Chicago area based systems integrator, in exchange for 1,500,000 shares of its Common Stock. The acquisition will be accounted for using the pooling of interests method of accounting. For financial reporting purposes HH utilizes December 31 as its year end. Presented below are the individual company and combined net sales, net income and earnings per share for the periods identified:

                                                                                HH               COMBINED
                                                     COMPANY                (UNAUDITED)         (UNAUDITED)
                                               --------------------     -----------------    -----------------
For the year ended April 30, 1996(*)
- ---------------------------------------------
Net Sales                                      $ 41,781,000             $  4,398,000             $ 46,179,000
Net Income (Loss)                                (1,131,000)                  (9,000)              (1,140,000)
Earnings (Loss) Per Share                              (.09)                     N/A                     (.08)
Weighted Average Shares                          13,190,031                      N/A               14,690,031

For the year ended April 30, 1995(*)
- ---------------------------------------------
Net Sales                                        35,161,000                  897,000               37,288,000
Net Income (Loss)                                (1,643,000)                  15,000               (1,628,000)
Earnings (Loss) Per Share                              (.15)                     N/A                     (.13)
Weighted Average Shares                          10,681,237                      N/A               12,181,237

For the year ended December 31, 1993
- ---------------------------------------------
Net Sales                                        36,391,000                  897,000               37,288,000
Net Income (Loss)                                  (147,000)                  59,000                  (88,000)
Earnings (Loss) Per Share                               N/A                      N/A                      N/A
Weighted Average Shares                                 N/A                      N/A                      N/A


(*) HH financial information for the year ended December 31, 1995 (**) HH financial information for the year ended December 31, 1994

The combined results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the combined results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


           As of July 31,  1996,  the  Company  adopted  the 1996  Employee  and
              Consultant Stock Option Plan pursuant to which options to purchase up to 2,000,000 shares of Common Stock may be granted by the Company. Options to purchase 1,377,000 shares were granted on July 31, 1996 to employees of HH. All of such options vest in 15 years (subject to earlier vesting upon HH reaching certain earnings goals) and have an exercise price of $6.928 per share, the fair market value at the date of the Grant.

                          GLASGAL COMMUNICATIONS, INC.
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

                                       Balance,        Charges to
                                      beginning         cost and                                            Balance, end of
                                      of period         expenses          Other (1)        Deductions            period
                                     -------------    --------------     ------------    ---------------    -----------------
Year ended April 30, 1996
Allowance for doubtful accounts       $ 403,914         $ 285,022             $ 5        $ (365,359)        $ 323,582(2)
Allowance for inventory obsolescence    293,964           165,000            (846)         (115,100)          343,018(3)

Year ended April 30, 1995
Allowance for doubtful accounts         746,355           497,606           (616)          (839,431)          403,914(2)
Allowance for inventory obsolescence     55,729           257,660            420            (19,845)          293,964(3)

Four months ended April 30, 1994
Allowance for doubtful accounts         194,004           654,856            (64)          (102,441)          746,355(2)
Allowance for inventory obsolescence     35,196           529,645           (828)          (508,284)           55,729(3)

Year ended December 31, 1993
Allowance for doubtful accounts         293,682            96,524              -           (196,202)          194,004(2)
Allowance for inventory obsolescence    117,973            44,662           (473)          (126,966)           35,196(3)

(1) Includes changes in balances due to foreign exchange rates.

(2) Includes $3,650, $3,688 $3,617 and $0, respectively, relating to Signatel.

(3) Includes $15,079, $15,955, $27,011 and $20,478, respectively, relating to
    Signatel.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         On June 14, 1994 the Company notified its certifying accountants, KPMG Peat Marwick (KPMG), that the client-auditor relationship between the Company and KPMG would be terminated immediately. Additionally, the Company announced its new certifying accountants, Arthur Andersen LLP, would serve as independent accountants for the fiscal year 1995. The decision to change accountants was approved by the Board of Directors.

         The Company believes, and has been advised by KPMG Peat Marwick that it concurs in such belief, that, during the fiscal year ended December 31, 1993 and subsequent thereto, the Company and KPMG Peat Marwick did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG Peat Marwick, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

         No report of KPMG Peat Marwick on the Company's financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer or opinion or a qualification or was modified as to uncertainty, audit scope or accounting principles. During such fiscal periods, there were no "reportable events" within the meaning of Item 304 (a) (1) of Regulation S-K promulgated under the Securities Act.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

               NAME     AGE                        POSITION WITH THE COMPANY
               ----     ---                        -------------------------
Ralph Glasgal            63     Chairman of the Board and President
Isaac J. Gaon            47     Chief Executive Officer and Director
Ingemar Sjunnemark       50     Vice President - Export Sales
Robert F. Gadd           34     Vice President - Federal and Enterprise Systems
Scott Schultz            42     Vice President - Domestic Sales
James M. Caci            31     Chief Financial Officer, Secretary and Treasurer
Thomas D'Alleva          40     Vice President - Technical Operations
Robert H. Friedman       43     Director
Joseph M. Salvani        39     Director
Maurice Kulik            57     Director
Thomas J. Berry          71     Director

         The directors are elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

         The following is a brief summary of the background of each director and executive officer of the Company.

         RALPH GLASGAL, Director, Chairman of the Board and President, with degrees in Engineering Physics and Electrical Engineering, founded the
Predecessor in 1975 as a distributor of data communications equipment and services. Prior to 1975 he held various engineering positions with RCA, Siemens and Timeplex. Mr. Glasgal currently oversees the evaluation and selection of connectivity products sold and installed by the Company. He is the author of numerous articles and three books on data communications.

         ISAAC J. GAON, Chief Executive Officer and Director, joined the Predecessor in April 1992. He served as Chief Financial Officer from April 1992 until October 1994. Prior to joining the Predecessor, Mr. Gaon served as a consultant to the Predecessor, developing the strategic plan and financial model for the Predecessor's nationwide enterprise networking strategy. From September 1987 to December 1991, Mr. Gaon, a chartered accountant, served as President and Chief Executive Officer of Toronto-based NRG, Inc., (a subsidiary of Gestetner International) an office equipment supplier, and in several key senior management roles within Gestetner Canada and Gestetner USA.

         INGEMAR SJUNNEMARK, Vice President - Export Sales since October 1988. Since joining the Predecessor in 1986 and until October 1988, Mr. Sjunnemark was Director of Technical Marketing. Prior to joining the Predecessor, Mr. Sjunnemark held various positions with ITT and General Data Communications Industries. Mr. Sjunnemark holds degrees in Electrical Engineering and in Marketing/Economics from the University of Stockholm.

         ROBERT F. GADD, Vice President - Federal and Enterprise Systems since September 1992, joined the Predecessor in April 1992. Mr. Gadd served as Director of Technical Operations of the Company from April 1992 until August 1992. Prior to joining the Predecessor, Mr. Gadd was co-founder of Automation Partners International, Inc. ("API"), a San Francisco-based systems integration firm which has provided open architecture solutions to the legal industry since 1986. Prior to API, Mr. Gadd had his own automation consulting firm and specialized in developing integrated solutions to meeting specific objectives in a variety of business disciplines, including political campaigns, oil and gas, real estate, and banking.

         JAMES M. CACI, Chief Financial Officer, Secretary and Treasurer, joined the Company in October 1994. Mr. Caci has been the Company's Chief Financial Officer since October 1994 and the Company's Secretary and Treasurer since June 1995. From April 1994 to October 1994 Mr. Caci was a manager in the finance department of Merck & Co., and from July 1986 to April 1994, Mr. Caci was associated with the accounting firm of Arthur Andersen LLP, most recently holding the position of Manager.

         SCOTT SCHULTZ, Vice President - Sales & Marketing, joined the company in September of 1995. Prior to joining the Company, Mr. Schultz held several positions at Rad Network Devices (RND) since August 1991, most recently vice president of sales. Prior to RND Mr. Schultz was director of sales training for Timeplex, Inc.

         THOMAS D'ALLEVA, Vice President - Technical Operations, joined the company in October 1995. Prior to joining the Predecessor, Mr. D'Alleva was Director of Product Management for RAM Mobile Data from May 1993 until October 1995. From January 1990 through May 1993, Mr. D'Alleva was Regional Manager of Professional Services at Pyramid Technology. Mr. D'Alleva has held various positions in Systems Engineering Management and Business Development. Mr. D'Alleva holds a Bachelor of Arts degree from New York State University at Oswego.

         ROBERT H. FRIEDMAN, Director since August 1994, has been a partner with Olshan Grundman Frome & Rosenzweig, a New York City law firm, since August 1992. Prior to that time and since September 1983 he was associated with Cahill Gordon & Reindel, also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters.

         JOSEPH M. SALVANI, Director since August 1994, has been the President of Salvani Investments, Inc., an investment and consulting firm that is a consultant to Brookehill Equities, Inc. since 1991. Mr. Salvani was a registered broker with Brookehill Equities, Inc. from March 1991 to July 1992. From July 1989 through 1991, he was a founder, general partner and Hedge Fund Manager of EGS Associates, LP, a private investment limited partnership. He served as a general partner of Steinhardt Partners from October 1986 until April 1989 and as a general partner of Institutional Partners, LP from January 1987 to April 1989. He began his career in 1981 as an analyst with Goldman, Sachs & Co. Mr. Salvani is a graduate of Rutgers College with Bachelor of Science degrees in Accounting, Economics and Finance. He also holds a Masters Degree in Business Administration from Columbia University. Mr. Salvani is Chairman of the Board of Directors and Chief Executive Officer of Direct Connect International Inc. ("DCI"), a Nasdaq traded company and a director of Medicis Pharmaceutical, Inc., a pharmaceutical company.

         MAURICE KULIK, Director since October 1994, is also Chief Executive Officer and President of Signatel which he founded in 1977. Prior to 1977 he held various engineering, sales and marketing management positions with ATELCO, ROR Associates, Beckman Instruments and SPERRY/UNIVAC. From 1985 to 1989 Mr. Kulik also served as President, Chief Executive Officer and Director of Black Box Canada Corporation, a joint venture corporation with Black Box Corporation of Pittsburgh, PA. Mr. Kulik currently oversees Signatel's financial and strategic planning as well as its marketing and sales management functions.

         THOMAS J. BERRY, Director since July 1995, is currently retired. Mr. Berry was an executive with the U.S. Postal Service from November 1986 to December 1992, serving as executive assistant to the Postmaster General. Prior to that time and until November 1986, Mr. Berry held various executive positions at AT&T. Mr. Berry is a director of Computer Horizons Corp., a Nasdaq traded company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended December 31, 1993, 1994, the fiscal years ended April 30, 1995 and 1996 with respect to annual and long-term compensation for services in all capacities to the Company of (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company at April 30, 1996 who received compensation of at least $100,000 during fiscal year ended April 30, 1996 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                        -------------------               ----------------------

                                                                                          AWARDS        PAYOUTS
                                                                                           STOCK       LONG-TERM
                                                                                          OPTIONS      INCENTIVE
             NAME AND POSITION                  YEAR         SALARY          BONUS       (SHARES)      PAYMENTS
             -----------------                  ----         ------          -----       --------      --------


Ralph Glasgal(1)                                1996           $250,000     $74,800              --       --
     Chairman of the Board and President        1994*            26,700       --                 --       --
                                                1994            105,901       --                 --       --
                                                1993            319,992       --                 --       --


Isaac J. Gaon                                   1996           $204,800       --            108,821       --
     Chief Executive Officer                    1994*           192,300       --             90,000       --
                                                1994            200,000       --                 --       --
                                                1993            180,685                          --


Robert F. Gadd                                  1996           $136,433     $22,500         103,985       --
     Vice President-Federal and Enterprise      1994*           113,900       --             60,000       --
     Systems                                    1994            112,308       --                 --       --
                                                1993            112,654       --                 --


William Currie(2)                               1996           $142,308     $16,625              --       --
     Vice President - Domestic Sales            1994*           126,200       --            100,000       --
                                                1994            116,269       --                 --       --
                                                1993                 --       --                 --


Ingemar Sjunnemark                              1996           $115,600     $15,000          24,666       --
     Vice President - Export Sales              1994*           109,307       --             15,000       --
                                                1994            108,608       --                 --       --
                                                1993            105,391       --                 --

(1) During 1992, the Company paid Ralph Glasgal $355,922 in full satisfaction for loans he and his wife, Linda Glasgal, had made to the Company in the past. Mr. Glasgal agreed to take this repayment as part of his 1992 salary compensation. Beginning July, 1993, the Company and Ralph Glasgal, its Chairman and President, orally agreed that future salary payments would be suspended. During the period of salary suspension, Mr. Glasgal's duties were significantly diminished as a result of the addition of Mr. Gaon as Chief Executive Officer in April 1992. During this period, Mr. Glasgal spent the majority of his time pursing interests outside of the Company. Mr. Glasgal contributed to the Company 442,478 shares of Common Stock in consideration for the cancellation by the Company of the $476,000 owed as of April 30, 1995 by Mr. Glasgal to the Company. Mr. Glasgal is currently receiving salary compensation of $250,000 per year. Mr. Glasgal may also receive a bonus at the discretion of, and to be determined by, the Board of Directors.

(2)  Mr. Currie's employment with the Company was terminated on April 30, 1996.

* Represents the fiscal year ended April 30, 1995. The Company changed its fiscal year end in May 1994 from December 31 to April 30.


STOCK OPTION TABLE

         The following table sets forth certain information regarding stock option grants made to each of the Named Officers during the fiscal year ended April 30, 1996,


                      OPTIONS GRANTED IN FISCAL YEAR ENDED
                                 APRIL 30, 1996

                                                                                       POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED RATES OF
                                            INDIVIDUAL GRANTS                         ANNUAL RATES OF STOCK
                                                                                     PRICE APPRECIATION FOR
                                                                                            OPTION (1)
                                                                                            ----------

                            SHARES OF        % OF TOTAL      EXERCISE    EXPIRATION         5%          10%
                           COMMON STOCK     OPTIONS GRANTED   OR BASE        DATE
                            UNDERLYING      TO EMPLOYEES IN   PRICE
        NAME              OPTIONS GRANTED     FISCAL YEAR      ($/SH)
Ralph Glasgal                       --                 --        --        --             --           --

Isaac J. Gaon                  108,821              31.45     2.775      July 17, 2005    $189,913     $481,276

Ingemar Sjunnemark              24,666               7.13     2.775      July 17, 2005      43,047      109,089

Robert F. Gadd                 103,985              30.05     2.775      July 17, 2005     181,473      459,888

William Currie                      --                 --        --            --             --           --

(1) The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation on the Company's Common Stock over the term of the option. These numbers do not take into account provisions providing for termination of the option following termination of employment, nontransferability or difference in vesting periods.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth information as to each of the named officers concerning exercises of options during the fiscal year ended April 30, 1996 and unexercised stock options held as of April 30, 1996.

                                     Value
                                   Realized
                   Shares           (Market          Number of Unexercised Options          Value of Unexercised
                  Acquired         Price at             Held at April 30, 1996             In-The-Money Options at
                on Exercise        Exercise                                                   April 30, 1996(1)
                                     less
                                   Exercise
                                    Price)
                -------------    --------------     --------------------------------    ------------------------------

    NAME                                           EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE

Ralph Glasgal        --         $     --               --               --         $     --         $     --

Isaac J. Gaon        --               --            525,245          168,821        3,899,361          889,179

William S. Currie    --               --            100,000             --            625,000             --

Robert F. Gadd       --               --            317,166          143,985        2,352,259          741,329

Ingemar Sjunnemark 35,000          105,000          267,166           34,666        1,997,060          179,047

     (1) Assuming a price of $7.50 per share of Common Stock, which was the closing bid price per share as of April 30, 1996.


         The value of personal benefits for executive officers of the Company during the fiscal year ended April 30, 1996 that might be attributable to management as executive fringe benefits such as automobiles and club dues cannot be specifically or precisely determined; however, it would not exceed 10% for any individual named above or, with respect to the group, would not in the aggregate exceed 10% of the compensation reported above.

         The Company adopted the Glasgal Communications, Inc., Salary Reduction Plan (the "401(k) Plan") effective January 1, 1983. The 401(k) Plan was assumed by the Company following the Merger. The 401(k) Plan is a voluntary program covering employees who are at least 21 years of age and who have worked full time for the Company for six months. A participant in the 401(k) Plan may contribute from 2% to 15% of his or her base salary or wages up to the maximum amount per year allowable (currently $9,500) under the Internal Revenue Code of 1986, as amended, and the Company makes matching contributions of 100% of the participant's contribution up to a maximum of $600 per year per participant. A participant's and the Company's contributions and the related investment earnings thereon are immediately vested and not subject to forfeiture. Distribution of a participant's vested benefits in the 401(k) Plan is made upon a termination of employment subject to the right of the participant, if his or her account balance exceeds $3,500, to defer receipt until attaining age 65. Certain in-service withdrawals, and loans up to 50% of a participant's account, are permitted under the 401(k) Plan, including withdrawals to meet financial emergencies. At July 31, 1996, 37 of the Company's employees were participating in the 401(k) Plan.

DIRECTORS COMPENSATION

         Each director who is not an employee of the Company receives an annual grant of options to purchase 24,000 shares of Common Stock pursuant to the Directors Plan at an exercise price equal to fair market value on the date of grant and a fee of $1,000 per meeting attended.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. Glasgal pursuant to which he is employed full-time as the Company's President commencing January 1, 1993 and until terminated in accordance with the agreement. The agreement expires on December 31, 1996. The Company has entered into an employment agreement with Mr. Gaon pursuant to which he is employed full-time as the Company's Chief Executive Officer commencing January 1, 1993 and until terminated in accordance with the agreement. The agreement expires on December 31, 1996. The Company has entered into an employment agreement with Mr. Gadd. Mr. Gadd's employment agreement provides for Mr. Gadd to be employed full-time as the Company's Vice President-Federal and Enterprise Systems. The employment agreement expires on December 31, 1996. The agreements provide for aggregate annual compensation of $635,000.

         The Company has entered into an employment agreement with Mr. Kulik pursuant to which he is employed full-time as the Chief Executive Officer and President of Signatel Ltd., the Company's Canadian subsidiary commencing October 28, 1994 and until terminated in accordance with the agreement. Mr. Kulik receives an annual base salary of $115,500; provided that the base salary shall, at a minimum, be increased after each 12 months of employment by a percentage equal to the percentage increase in the Consumer Price Index over such 12-month period, with the increased amount to remain in effect for the next 12-month period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, with respect to the beneficial ownership of Common Stock outstanding as of July 24, 1996 by (i) each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, (ii) each of the Named Officers, (iii) each director, and (iv) all executive officers and directors as a group.



       NAME AND ADDRESS OF         AMOUNT OF SHARES        PERCENT OF CLASS
       BENEFICIAL OWNER(1)        BENEFICIALLY OWNED(2)      PRE-OFFERING
      -----------------------     ---------------------    ------------------


      Ralph Glasgal(3)                      4,895,875                  33.0%

      Direct Connect(4)                     1,175,000                   7.9%
      International Inc.
        700 Godwin Avenue
        Midland Park, NJ 07432

      Isaac Gaon(5)                           619,778                   4.0%

      Robert F. Gadd(6)                       398,366                   2.6%

      William Currie (7)                      100,000                      *

      Robert H. Friedman(8)                    47,146                      *
        505 Park Avenue
        New York, NY 10022

      Joseph Salvani(9)                        32,000                      *
        700 Godwin Avenue
        Midland Park, NJ 07432


      Maurice Kulik(10)                       643,636                   4.3%


      Thomas Berry(11)                         24,000                      *

      All directors and
      officers as a group                   7,131,967                  43.2%
      (9 persons)(12)

* Less than 1%
- -----------------

(1) Unless otherwise indicated, all addresses are c/o Glasgal Communications, Inc., 151 Veterans Drive, Northvale, New Jersey 07647.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of July 24, 1996.


(3) Includes (i) 146,752 shares of Common Stock owned by Ralph Glasgal's wife and (ii) 1,175,000 shares of Common Stock owned by Direct Connect International Inc.

     ("DCI") which Ralph Glasgal has the right to vote pursuant to a voting agreement with DCI.

(4) Based on information provided to the Company by DCI. Does not include any shares of common stock to be purchased by DCI at the time of the Additional DCI Investment.

(5) Represents options exercisable within sixty (60) days from July 24, 1996 to purchase (i) 495,245 shares of Common Stock at an exercise price of $.005 per share, (ii) 60,000 shares of Common Stock at an exercise price of $1.25 per shares, and (iii) 64,533 shares of Common Stock at an exercise price of $2.775 per share (includes options to purchase 28,259 shares of Common Stock held by Ralph Glasgal.

(6) Represents options exercisable within sixty (60) days from July 24, 1996 to purchase (i) 297,166 shares of Common Stock at an exercise price of $.005 per share, (ii) 40,000 shares of Common Stock at an exercise price of $1.25 per share, and (iii) 61,200 shares of Common Stock at an exercise price of $2.775 per share (includes options to purchase 26,538 shares of Common Stock held by Ralph Glasgal).

(7) Represents options exercisable within sixty (60) days from July 24, 1996 to purchase 100,000 shares of Common Stock at an exercise price of $1.25 per share. Mr. Currie's employment with the Company was terminated on April 30, 1996.

(8) Represents options exercisable within sixty (60) days from July 24, 1996 to purchase (i) 15,146 shares of Common Stock at an exercise price of $.005 per share, (ii) 24,000 shares of Common Stock at an exercise price of $1.25 per share, and (iii) 8,000 shares of Common Stock at an exercise price of $2.525 per share.

(9) Represents options exercisable within sixty (60) days of July 24, 1996 to purchase (i) 24,000 shares of Common Stock at an exercise price of $1.25 per share and (ii) 8,000 shares of Common Stock at an exercise price of $2.525 per share. Mr. Salvini is also the Chairman of the Board of DCI but has no power to direct DCI's voting or disposition of its interest in the Company. Thus the shares of the Company's Common Stock owned by DCI are not deemed to be attributable to Mr. Salvani.

(10) Represents (i) 440,000 shares of Common Stock to be issued in exchange for outstanding Class B shares of Signatel held by Maurice Kulik and (ii) options exercisable within sixty (60) days of July 24, 1996 to purchase 203,636 shares at an exercise price of $1.75 per share. In addition, Maurice Kulik holds proxies to vote 440,000 shares of Common Stock held by another shareholder of the Company, Berthold Hoeniger, which shares will be surrendered to the Company upon the exchange by Mr. Kulik of the Class B shares of Signatel for shares of Common Stock of the Company described above. Such proxies terminate on a share for share basis as Maurice Kulik exchanges his Class B shares of Signatel for shares of Common Stock of the Company. The holders of such Class B shares are entitled to the equivalent of any dividend paid on shares of Common Stock of the Company.

(11) Represents options exercisable within sixty days of July 24, 1996 to purchase 24,000 shares of Common Stock at an exercise price of $2.775 per share.

(12) Includes (i) options exercisable within sixty (60) days of July 24, 1996 to purchase an aggregate of 1,736,092 shares of Common Stock held by the directors and executive officers of the Company (includes options to purchase 79,066 shares of Common Stock held by Ralph Glasgal) and (ii) 1,175,000 shares of Common Stock owned by DCI which Ralph Glasgal has the right to vote pursuant to a voting agreement with DCI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the Company's existing bank indebtedness under its revolving credit facility, Ralph Glasgal, the Chairman of the Board and President of the Company, has guaranteed the Company's obligations thereunder. As of April 30, 1996, the Company had an aggregate outstanding indebtedness under the revolving credit facility of $2,879,000.

         The Company has entered into a common stock purchase agreement (the "DCI Agreement") with DCI, a principal shareholder of the Company, governing certain equity investments which DCI has made, and in the future intends to make, in the Company's Common Stock. Pursuant to the DCI Agreement, in January 1994 DCI converted $1.9 million of outstanding indebtedness of the Company owed to DCI into equity of the Company (the "DCI Conversion"). In addition, the DCI Agreement gives the Company the right to require DCI to purchase an additional number of shares of Common Stock equal to 13.5% of the outstanding shares on the date of the agreement (the "Additional Share") for an aggregate of $8.75 million, less certain warrant solicitation fees (the "Additional DCI Investment"). The Company may require this purchase if, and then only to the extent, that DCI receives proceeds from the exercise of certain existing DCI warrants. DCI has the right to retain the first $500,000 of warrant proceeds; however, such amount must be used by DCI to purchase shares of Common Stock if the aggregate amount of warrant proceeds applied to the purchase of Common Stock, after the earlier of the expiration or exercise of all warrants or 24 months after the effectiveness of the registration statement covering the DCI common stock underlying the warrants, is less than $8.4 million. If the Company does not require the Additional DCI Investment, DCI may still purchase, on the same terms, up to one-half of the Additional Shares.

         On July 17, 1995, Mr. Glasgal granted to five executive officers and other key employees of the Company, options to purchase an aggregate of 300,000 shares of Common Stock. The options granted by Mr. Glasgal vest 1/3 on July 17, 1996 (at an exercise price of $2.775 per share), 1/3 on July 17, 1997 (at an exercise price of $3.50 per share) and 1/3 on July 17, 1998 (at an exercise price of $4.50 per share). In connection with this grant the Company granted options to purchase 281,000 shares of Common Stock under the 1990 Option Plan to the same executive officers and on the same vesting schedule, at an exercise price of $2.775 per share, which represented fair market value on the date of grant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

         (a)(1) The following financial statements are included in Part II, Item 8:
                  CONSOLIDATED FINANCIAL STATEMENTS

                  Reports of Independent Public Accountants
                  Financial Statements:
                  Consolidated Balance Sheets as of April 30, 1995 and 1996 Consolidated Statements of Operations for the year ended
                    December 31, 1993, the four months ended
                    April 30, 1994 and the years ended April 30, 1995 and 1996.
                  Consolidated Statements of Changes in Shareholders' Equity
                    (Deficit) for the year ended December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996.
                  Consolidated Statements of Cash Flows for the year ended
                    December 31, 1993, the four months ended April 30, 1994 and the years ended April 30, 1995 and 1996.
                  Notes to Consolidated Financial Statements

            (2) The following financial statement schedules are included in this Form 10-K report:

                           Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

         (b)  Reports on Form 8-K filed during the last quarter of 1996:
                  None

         (c)  Exhibits:
                  Exhibit #

                      3.1    Amended Certificate of Incorporation of the
                             Company.

                      3.2    By-laws of the Company

                      *4.1   Specimen Certificate of the Company's Common Stock.

                     **4.2 The Company's 1990 Stock Option Plan, as amended to date.

                    ***4.3   Form of 1993 Consultant Stock Option Plan

                    ***4.4   Form of 1995 Directors Stock Option Plan

                    ***4.5   Form of Warrant Certificate

                    ***4.6 Warrant Agreement between Continental Stock Transfer and Trust Co. and the Company.

                    ***4.7 Representative's Warrant Agreement, including Form of Representative's Warrant.

                       4.8   1996 Employee and Consultant Stock Option Plan.

                   ***10.1 Loan and Security Agreement by and between the Company and United Jersey Bank dated March 10, 1993, as amended.

                   ***10.2 Mortgage and Security Agreement between the Company and United Jersey Bank dated March 10, 1993, as amended.

                   ***10.3 Transaction Agreement dated October 28, 1994 among the Company, Signatel Ltd., Maurice Kulik and Robert Engelberg.

                   ***10.4 Common Stock Purchase Agreement dated January 7, 1994 by and among Direct Connect International Inc., the Company and Ralph Glasgal.


- ---------------------
*Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-03414) filed with the Commission on April 8, 1996.
**Incorporated in reference to the Company's Registration statement on Form S-8 (File No. 333-08381) filed with the Commission on July 18, 1996.
***Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                   ***10.5 Subcontract Agreement by and between C3/TSI and the Company dated February 3,1995.

                   ***10.6 License Agreement dated as of March 17, 1995 between Computer-Aided Software Integration, Inc. and the Company.

                   ***10.7 Employment Agreement dated as of March 1, 1993 by and between the Company and Ralph Glasgal.


                   ***10.8 Employment Agreement dated as of March 1, 1993 by and between the Company and Ingemar Sjunnemark.

                   ***10.9 Employment Agreement dated as of March 1, 1993 by and between the Company and Isaac Gaon.


                   ***10.10 Employment Agreement dated as of March 1, 1993 by and between the Company and Robert Gadd.

                   ***10.11  Agreement  and Plan of  Merger  dated  January  10,
                             1994.

                   ***10.12 Form of Financial Advisory and Consulting Agreement between the Company and Joseph Stevens & Company, L.P.

                   ***10.13 Mutual Cancellation Agreement dated April 30, 1995 between the Company and Ralph Glasgal.

                   ***10.14 Employment Agreement dated October 28, 1994 between Signatel Ltd., the Company and Maurice Kulik.

                   ***10.15  Form of Bridge Note.

                   ***10.16  Form of Bridge Warrant

                   ***10.17  Amendment No. 11 to Loan and Security Agreement.

                   ***10.18  Amendment No. 12 to Loan and Security Agreement.

- ---------------------
***Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                     *10.19  Stock    Purchase    Agreement    by   and    among
                             Computer-Aided Software Integration, Inc., David Tobey and the Company dated February 15, 1996.

                      10.20 Stockholders' Agreement by and among Computer-Aided Software Integration, Inc., David Tobey and the Company dated April 24, 1996.

                   ***16.1 Letter from KPMG Peat Marwick relating to change of accountants.

                      23.1   Independent  Public  Accountants  Consent,   Arthur
                             Andersen LLP

                      23.2 Independent Public Accountants Consent, Deloitte & Touche

                      27     Financial Data Schedule

- -----------------------
*Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-03414) filed with the Commission on April 8, 1996.
***Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GLASGAL COMMUNICATIONS, INC.
                                            ----------------------------
                                                     (Registrant)

Date: August 12, 1996                       By:/s/ Isaac J. Gaon
      ---------------                          -----------------

                                            Name:    Isaac J. Gaon

                                            Title:   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                         TITLE                                     DATE

/s/ Ralph Glasgal                          Chairman of the Board and President                        August 12, 1996
- -------------------------
Ralph Glasgal

/s/ Isaac J. Gaon                          Chief Executive Officer and Director                       August 12, 1996
- -------------------------                  (principal executive officer)
Isaac J. Gaon

- -------------------------                  Director                                                   August 12, 1996
Joseph M. Salvani

/s/ Robert H. Friedman                     Director                                                   August 12, 1996
- -------------------------
Robert H. Friedman

/s/ Maurice Kulik                          Director                                                   August 12, 1996
- -------------------------
Maurice Kulik

/s/Thomas Berry                            Director                                                   August 12, 1996
- -------------------------
Thomas Berry

/s/ James M. Caci                          Chief Financial Officer (principal                         August 12, 1996
- -------------------------                  financial and accounting officer)
James M. Caci



64