Form 10-Q
period 1996-07-31
GLASGAL COMMUNICATIONS INC
filed 1996-09-23
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended: JULY 31, 1996

/    /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER: 0-20688

                          GLASGAL COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        94-2914253
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


151 VETERANS DRIVE NORTHVALE, NJ                              07647
- --------------------------------                              -----
(Address of principal executive                            (Zip Code)
offices)

                                 (201) 768-8082
                                 --------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90
days. Yes /X/   No /  /.

The number of shares of Registrant's Common Stock outstanding on July 31, 1996 was 16,341,162.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 1996

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                            PAGE
         Item 1:  Consolidated Financial Statements

                  Balance Sheets at July 31, 1996 and
                  April 30, 1995                                              3

                  Statements of Operations for the three months ended
                  July 31, 1996 and 1995                                      4

                  Statements of Cash Flows for the three months ended
                  July 31, 1996 and 1995                                      5

                  Notes to Unaudited Financial Statements                     6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II: OTHER INFORMATION                                                   10

         Item 4:  Submission of Matters to a Vote of Security Holders

         Item 6:  Exhibits and Reports of Form 8-K

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                           APRIL 30,1996           JULY 31, 1996
                                                        ------------------      ------------------

ASSETS
- --------------------------------------------

CURRENTS ASSETS:

     Cash                                                $     764,474          $       29,457
     Accounts Receivable, net                                8,101,741               9,140,790
     Inventory                                               2,802,164               2,667,528
     Prepaid Expenses and other                                930,875                 914,813
                                                         --------------         ---------------

               Total current assets                         12,599,254              12,752,588

PROPERTY AND EQUIPMENT, NET                                  3,708,506               3,683,232

OTHER ASSETS                                                 2,146,777               2,053,051
                                                         --------------         ---------------

               Total assets                              $  18,454,537          $   18,488,871
                                                         ==============         ===============

LIABILITIES AND
SHAREHOLDERS' EQUITY
- --------------------------------------------

CURRENT LIABILITIES:

    Short-term borrowings                                $   1,915,467          $    2,696,663
    Current portion of long-term obligations                   131,253                 166,576
     Accounts payable                                        5,916,474               5,406,769
     Accrued liabilities                                     1,780,461               1,575,001
     Other current liabilities                                 622,377                 495,776
                                                         --------------         ---------------

           Total current liabilities                        10,366,032              10,340,785
                                                         --------------         ---------------

LONG-TERM OBLIGATIONS                                        1,257,167                 988,835
                                                         --------------         ---------------

COMMITMENTS
     AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock                                                15,891                  17,624
    Additional paid-in capital                              11,693,354              11,970,987
    Accumulated deficit                                     (4,757,777)             (4,701,159)
    Cumulative translation adjustment                         (120,130)               (128,201)
                                                         --------------         ---------------

         Total shareholders' equity                          6,831,338               7,159,251
                                                         --------------         ---------------

       Total liabilities and shareholders' equity        $  18,454,537          $   18,488,871
                                                         ==============         ===============

The accompanying notes to unaudited financial statements are an integral part of these balance sheets.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JULY 31,
                                   (unaudited)



                                                1995                 1996
                                           --------------        -------------

SALES                                      $  11,375,638         $ 13,110,144

OPERATING COSTS:

   Cost of sales                           $   7,848,983            8,980,187

   Selling general and administration      $   3,111,296            3,741,762
                                           --------------        -------------


TOTAL OPERATING EXPENSES                      10,960,279           12,721,949
                                           --------------        -------------

OPERATING INCOME                                 415,359              388,195

INTEREST EXPENSE, NET                            279,758              129,799
                                           --------------        -------------

INCOME BEFORE TAXES                              135,601              258,396

INCOME TAXES (BENEFIT)                                 -              201,778
                                           --------------        -------------

NET INCOME                                 $     135,601         $     56,618
                                           ==============        =============


NET INCOME  PER
   COMMON SHARE                            $        0.01         $       0.00
                                           ==============        =============

AVERAGE OUTSTANDING COMMON
    AND EQUIVALENT SHARES                     12,296,244           18,766,244
                                           ==============        =============

The accompanying notes to unaudited financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTH PERIOD ENDED JULY 31,
                                   (Unaudited)


                                                                 1995                1996
                                                             ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME                                                 $   135,601          $    56,618
  Adjustments to reconcile net income to net
       cash used in operating activities:
  Depreciation                                                   197,539              126,989
  Provision for doubtful accounts                                 75,000              116,250

Changes in operating assets and liabilities -
  (Increase) decrease in accounts receivable                  (1,565,869)          (1,140,049)
  (Increase) decrease in inventory                              (221,215)              93,386
  (Increase) decrease in prepaid expenses
    and other assets                                            (420,139)             109,789
  Decrease in accounts payable,
    accrued and other liabilities                               (542,794)            (540,377)
                                                             ------------         ------------

     Net cash used in operating activities                    (2,341,877)          (1,151,394)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                              (89,136)            (126,989)

                                                             ------------         ------------
   Net cash used in investing activities                         (89,136)            (126,989)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of (increase in) short term borrowings, net         1,924,525              781,196
  Payments of indebtedness                                        32,550             (233,009)
  Proceeds from exercise of stock options                              -                3,250
  Proceeds from stock/warrant issuances                          475,000                    -
                                                             ------------         ------------
     Net cash provided by financing activities                 2,432,075              551,437

     Net effect of translation on cash                            (1,062)              (8,071)
                                                             ------------         ------------

        Net increase/decrease in cash                                  -             (735,017)

CASH AT THE BEGINNING OF PERIOD                                        -               764474

                                                             ------------         ------------
CASH AT THE END OF PERIOD                                    $         -          $    29,457
                                                             ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
      Interest paid                                          $   114,203          $   124,352
                                                             ============         ============

The accompanying notes to unaudited financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                     Notes to Unaudited Financial Statements

(1) Business

            Glasgal Communications, Inc. ("Glasgal") and its wholly owned subsidiaries Signatel, Ltd. ("Signatel") and HH Communications, Inc. (HH) distribute data communications equipment and services, as well as design, install and service local and wide area network systems that connect a broad range of networking and communication products which allow for the high speed transmission of data, voice, fax and video. Glasgal's 80% owned subsidiary, Computer-Aided Software Integration, Inc. (CASI) develops and markets a suite of software products known as the "Integrators' Workbench Product Series", which automates the integration process.

(2) Basis of Presentation

            The consolidated financial statements include the accounts of Glasgal, Signatel and HH for all periods presented and CASI from April 24, 1996 forward, the date of acquisition. Throughout this document Glasgal, Signatel, HH and CASI are referred to collectively as the "Company". All intercompany accounts and transactions have been eliminated.

            The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1996. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended July 31, 1996 are not necessarily indicative of results expected for the full fiscal year.

(3)  Acquisitions

            On July 31, 1996, the Company acquired all of the outstanding shares of HH Communications, Inc. in exchange for 1,500,000 shares of common stock of Glasgal Communications, Inc. The transaction has been accounted for as a pooling of interests. Presented below are the individual company and combined annual net sales and net income.

                                                              GLASGAL                 HH               COMBINED
                                                          ----------------      ------------       ----------------
    For the year ended December 31,1993
    ----------------------------------------------
    Net Sales                                              $  36,391,174        $  897,295         $  37,288,469
    Net Income                                                  (147,333)           43,863              (103,470)
    For the four months ended April 30, 1994
    ----------------------------------------------
    Net Sales                                                 11,154,560           519,554            11,674,114
    Net Income                                                (2,145,578)          156,206            (1,989,372)
    For the year ended
    April 30,1995
    ----------------------------------------------
    Net Sales                                                 35,161,298         3,095,316            38,256,614
    Net Income                                                (1,642,789)          (92,519)           (1,735,308)
    For the year ended
    April 30, 1996
    ----------------------------------------------
    Net Sales                                                 41,780,821         6,307,776            48,088,597
    Net Income                                                (1,180,157)         (288,587)           (1,468,744)


(4) Subsequent Events

            In August 1996 the Company signed a non-binding letter of intent to acquire all of the outstanding shares of common stock of Datatec Industries, Inc. (Datatec) for 4,000,000 shares of common stock of the Company. It is intended that the acquisition will be accounted for as a pooling of interests. Datatec has a fiscal year end of April 30. Presented below are Datatec's sales and net income for the two years ended April 30, 1995. Sales and net income for the period ended April 30, 1996 are not available as of the date of this report.

                                     SALES                  NET INCOME
                               ----------------            -------------

           1994                $    47,399,000             $  4,219,000
           1995                     64,849,000                 (657,000)

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JULY 31, 1996

         Net sales for the three  months  ended July 31,  1996 were  $13,110,000 compared to $11,376,000 for the three months ended July 31, 1995. This represented an increase of approximately 15%.

         Gross profits for the three months ended July 31, 1996 were $4,130,000 compared to $3,527,000 in the three months ended July 31, 1995. Gross profits as a percentage of net sales were 31% for the three months ended July 31, 1996 compared to 31% for the three months ended July 31, 1995. Despite continuing pressure on margins on the Company's traditional distribution business, the Company has been able to maintain its margins by focusing on providing cutting edge technology solutions as a systems integrator to Corporate America.

         Selling, general and administrative expenses for the three months ended July 31, 1996 were $3,742,000 compared to $3,111,000 for the three months ended July 31, 1995. The increase in expenses is primarily attributable to expenses incurred by the company's subsidiary CASI, which was acquired in April 1996 and has been included in the Company's results of operations since that time. The Company views these expenses as an investment in furthering its software development and marketing. The Company's accounting policy for software development costs is to expense such costs as incurred.

         Interest expense for the three months ended July 31, 1996 was $130,000 compared to $280,000 for the three months ended July 31, 1995.

         The Company's net income for the three months ended July 31, 1996 was approximately $57,000 compared to net income of $136,000 for the three months ended July 31, 1995.

FINANCIAL POSITION

         The Company's working capital position as of July 31, 1996 was $2,412,000 compared to $2,233,000 as of April 30, 1996.

         The Company has a credit facility with a bank that provides for maximum borrowing of $3,250,000. The maturity of the credit facility is September 30, 1996. The Company utlilizes this facility to fund working capital needs. As of July 31, 1996 the Company had approximately $1,160,000 outstanding under the credit facility. On August 2, 1996 the Company received a commitment from a finance company to provide the

Company with a $4,000,000 revolving line of credit. The revolving line of credit is expected to bear interest at the prime rate plus 1.75%. Allowable borrowings under the revolving line of credit will be based on a percentage of receivables and inventory. Although the Company intends to enter into this commitment, there can be no assurances that the Company will consumate a transaction with this company.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                             PAGE #

        (a) Exhibits

            2    Stock Purchase Agreement dated as of July 31, 1996
                 by and among Glasgal Communications, Inc., Francis
                 J. Frazel, Steven M. Grubner, Mark Herzog, George
                 Terlizzi and HH Communications, Inc. (previously
                 filed on this Report on Form 8-K).                       *

            27   Financial Data Schedule

        (b) Reports on Form 8-K

                 On August 15,  1996 the  registrant  filed a
                 report   regarding  the  acquisition  of  HH
                 Communications, Inc., a provider of data communications equipment and service.







*Incorporated by reference from the Company's report on Form 8-K filed on August 15, 1996.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLASGAL COMMUNICATIONS, INC.
                                                     REGISTRANT



Date: September 23, 1996                    By:/s/ James M. Caci
                                               -----------------------------
                                            James M. Caci
                                            Chief Financial Officer and Duly
                                            Authorized Officer