Form 10-Q
period 1996-10-31
GLASGAL COMMUNICATIONS INC
filed 1996-12-23
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: OCTOBER 31, 1996

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER: 0-20688
                         -------------------------------

                          GLASGAL COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                           94-2914253
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


151 VETERANS DRIVE NORTHVALE, NJ                                07647
-------------------------------                               ----------
(Address of principal executive                               (Zip Code)
offices)

                                 (201) 768-8082
               --------------------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes X No .

The number of shares of Registrant's Common Stock outstanding on October 31, 1996 was 20,552,768.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 1996


                                      INDEX




PART I:  FINANCIAL INFORMATION

                                                                            PAGE
         Item 1:  Consolidated Financial Statements

                  Balance Sheets at October 31, 1996 and
                  April 30, 1996                                             3

                  Statements of Operations for the three months ended
                  October 31, 1996 and 1995                                  4

                  Statements of Operations for the six months ended
                  October 31, 1996 and 1995.                                 5

                  Statements of Cash Flows for the six months ended
                  October 31, 1996 and 1995                                  6

                  Notes to Unaudited Consolidated Financial Statements       7

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10


PART II: OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders       12

         Item 6:  Exhibits and Reports of Form 8-K                          13

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                APRIL 30, 1996         OCTOBER 31, 1996
                                                                                --------------         ----------------

ASSETS
------------------------------------------------
CURRENT ASSETS:
   Cash                                                                          $  2,219,564            $  3,166,754
   Accounts receivable, net                                                        15,571,675              19,492,946
   Inventory                                                                        6,039,863               5,498,081
   Prepaid expenses and other                                                       1,092,751               2,037,266
                                                                                 ------------            ------------

               Total current assets                                                24,923,853              30,195,047

PROPERTY AND EQUIPMENT, NET                                                         7,006,862               6,972,048

OTHER ASSETS                                                                        3,003,267               2,679,045
                                                                                 ------------            ------------

               Total assets                                                      $ 34,933,982            $ 39,846,140
                                                                                 ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                         $ 11,232,130            $ 11,049,423
   Current portion of long-term
      obligations                                                                   2,685,328               2,107,833
   Accounts payable                                                                13,617,917              14,411,506
   Accrued liabilities                                                              7,611,488               6,536,545
                                                                                 ------------            ------------

               Total current liabilities                                           35,146,863              34,105,307
                                                                                 ------------            ------------

LONG-TERM OBLIGATIONS                                                               3,595,247               3,215,109
                                                                                 ------------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Common Stock                                                                        20,261                  20,552
   Preferred Stock                                                                       --                       350
   Additional paid-in capital                                                      11,978,404               8,461,087
   Accumulated deficit                                                            (15,559,326)             (5,629,643)
   Cumulative translation adjustment                                                 (247,467)               (326,622)
                                                                                 ------------            ------------
      Total shareholders' equity (deficit)                                         (3,808,128)              2,525,724
                                                                                 ------------            ------------

      Total liabilities and shareholders' equity (deficit)                       $ 34,933,982            $ 39,846,140
                                                                                 ============            ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED OCTOBER 31,
                                   (UNAUDITED)

                                                                                               1995                        1996
                                                                                           ------------                 ------------
                                                                                          $  32,169,541                 $ 25,234,263
SALES
   Operating Costs:
     Cost of Sales                                                                           20,896,776                   16,975,990
     Selling, general and administrative                                                     10,161,617                    7,349,964
     Acquisition Costs                                                                             --                        405,350
                                                                                           ------------                 ------------

TOTAL OPERATING EXPENSES                                                                     31,058,393                   24,731,304
                                                                                           ------------                 ------------


OPERATING INCOME                                                                              1,111,148                      502,959

INTEREST EXPENSE, NET                                                                           607,410                      390,244
                                                                                           ------------                 ------------

INCOME BEFORE TAXES                                                                             503,738                      112,715

INCOME TAXES                                                                                     59,188                       80,673
                                                                                           ------------                 ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                                444,550                       32,042

EXTRAORDINARY ITEM                                                                              223,000                         --
                                                                                           ------------                 ------------

NET INCOME                                                                                 $    221,550                 $     32,042
                                                                                           ============                 ============


INCOME PER SHARE

   Income before extraordinary item                                                        $        .02                 $       --

   Extraordinary item                                                                              (.01)                        --
                                                                                           ------------                 ------------

NET INCOME                                                                                 $       . 01                 $       --
                                                                                           ============                 ============

AVERAGE OUTSTANDING COMMON

  AND EQUIVALENT SHARES                                                                      21,142,840                   25,744,827
                                                                                           ------------                 ------------

      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,
                                   (UNAUDITED)

                                                                                               1995                         1996
                                                                                           ------------                 ------------
                                                                                           $ 62,953,754                 $ 52,610,486
SALES

   Operating Costs:
     Cost of Sales                                                                           40,449,906                   34,529,004
     Selling, general and administrative                                                     19,946,551                   15,026,552
     Acquisition Costs                                                                             --                        502,350
                                                                                           ------------                 ------------

TOTAL OPERATING EXPENSES                                                                     60,396,457                   50,057,906
                                                                                           ------------                 ------------


OPERATING INCOME                                                                              2,557,297                    2,552,580

INTEREST EXPENSE, NET                                                                         1,143,043                      800,161
                                                                                           ------------                 ------------

INCOME BEFORE TAXES                                                                           1,414,254                    1,752,419

INCOME TAXES                                                                                     58,976                      326,142
                                                                                           ------------                 ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                              1,355,278                    1,426,277

EXTRAORDINARY ITEM                                                                              223,000                         --
                                                                                           ------------                 ------------

NET INCOME                                                                                 $  1,132,278                 $  1,426,277
                                                                                           ============                 ============

INCOME PER SHARE

   Income before extraordinary item                                                        $        .07                 $        .06

   Extraordinary item                                                                              (.01)                        --
                                                                                           ------------                 ------------

NET INCOME                                                                                 $        .06                 $        .06
                                                                                           ============                 ============


WEIGHTED AVERAGE OUTSTANDING COMMON

  AND EQUIVALENT SHARES                                                                      20,563,344                   25,744,827
                                                                                           ------------                 ------------

      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS ENDED OCTOBER 31,
                                   (UNAUDITED)

                                                                                                        1995                1996
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                       $ 1,132,278         $ 1,426,277
   Adjustments  to  reconcile  net  income to net cash  used in  operating activities:
   Depreciation and amortization                                                                        683,966             852,792
   Provision for doubtful accounts                                                                      234,421             234,416
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                        (5,189,362)         (4,155,687)
   (Increase) decrease in inventory                                                                    (752,573)            541,782
   (Increase) decrease in prepaid expenses and other assets                                          (2,516,646)           (732,378)
    Increase (decrease) in accounts payable,
     accrued and other liabilities                                                                   (2,306,518)           (249,400)
                                                                                                    -----------         -----------

Net cash provided by (used in) operating activities                                                  (8,714,434)         (2,082,198)
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                  (592,968)           (705,893)
                                                                                                    -----------         -----------
  Net cash provided by (used in) investing
  activities                                                                                           (592,968)           (705,893)
                                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net                                                  1,974,251            (182,707)
   Payments of indebtedness                                                                             (26,261)           (957,633)
   Proceeds from exercise of stock options
   Proceeds from stock/warrant issuance's                                                             7,132,194           5,541,789
   Distribution to stockholders                                                                        (239,399)           (587,013)
                                                                                                    -----------         -----------

     Net cash provided by financing activities                                                        8,840,785           3,814,436
                                                                                                    -----------         -----------
     Net effect of translation on cash                                                                   65,680             (79,155)
                                                                                                    -----------         -----------
     Net increase (decrease) in cash                                                                   (400,937)            947,190
CASH AT BEGINNING OF PERIOD                                                                             265,540           2,219,564
                                                                                                    -----------         -----------
CASH AT END OF PERIOD                                                                               $  (135,397)        $ 3,166,754
                                                                                                    ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Interest paid                                                                                     $   983,272         $   706,794
  Income taxes paid                                                                                 $    14,202                --

                          Glasgal Communications, Inc.
               Notes to Unaudited Consoliated Financial Statements


(1) Business

            Glasgal Communications, Inc. ("Glasgal") and its wholly owned subsidiaries Signatel, Ltd. ("Signatel"), HH Communications, Inc. ("HH"), and Datatec Industries, Inc. ("Datatec") (see Note 3) provide a full range of services from designing customer networking systems, deploying and installing such systems, supporting such systems and requisitioning the hardware and operating software used in such systems. Glasgal's 80% owned subsidiary, Computer-Aided Software Integration, Inc. ("CASI") develops and markets a suite of software products known as the "Integrators' Workbench Product Series", which automates the configuration and integration processes.

(2) Basis of Presentation

            The consolidated financial statements include the accounts of Glasgal, Signatel, HH, Datatec and CASI (the "Company"). All intercompany accounts and transactions have been eliminated.

            The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1996. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six months ended October 31, 1996 are not necessarily indicative of results expected for the full fiscal year.

            Through October 31, 1996, Datatec filed its Federal income tax as an S Corporation. As a result, Datatec's taxable income was includable directly in the Federal income tax return of the shareholders and no provision was made for Federal income taxes. Provision was made for those states in which Datatec operates which do not recognize such an election or in which Datatec has not made such election. Effective October 31, 1996, Datatec terminated its S Corporation status and became subject to Federal income taxes. In conjunction with the conversion from an S Corporation to a C Corporation, the accumulated deficit of Datatec was reclassified from accumulated deficit to additional paid-in capital.

(3)  Acquisitions

HH COMMUNICATIONS, INC.

            On July 31, 1996, the Company acquired all of the outstanding shares of HH Communications, Inc. in exchange for 1,500,000 shares of common stock of Glasgal Communications, Inc. The transaction has been accounted for as a pooling of interests. Presented below are the individual company and combined annual net sales and net income.

                                        GLASGAL                      HH                 COMBINED
                                      -------------           ---------------       --------------
For the year ended
December 31,1993
----------------
Net Sales                              $ 36,391,174           $    897,295           $ 37,288,469
Net Income                                 (147,333)                43,863               (103,470)
For the four months ended
April 30, 1994
--------------
Net Sales                                11,154,560                519,554             11,674,114
Net Income                               (2,145,578)               156,206             (1,989,372)
For the year ended
April 30,1995
-------------
Net Sales                                35,161,298              3,095,316             38,256,614
Net Income                               (1,642,789)               (92,519)            (1,735,308)
For the year ended
April 30, 1996
--------------
Net Sales                                41,780,821              6,307,776             48,088,597
Net Income                               (1,180,157)              (288,587)            (1,468,744)

The combined results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy's that might be achieved from combined operations.

DATATEC INDUSTRIES, INC.

            On October 31, 1996, the Company acquired 98.5% of the outstanding shares of Datatec Industries, Inc. in exchange for 4,000,000 shares of common stock of Glasgal Communications, Inc. The transaction has been accounted for as a pooling of interests. Presented below are the individual company and combined annual net sales and net income.

                                        GLASGAL                  DATATEC                COMBINED
                                      -------------           ---------------       --------------
For the year ended
December 31,1993
----------------
Net Sales                              $  37,288,469          $  46,372,821          $  83,661,290
Net Income                                  (103,470)             6,449,991              6,346,521
For the four months ended
April 30, 1994
--------------
Net Sales                                 11,674,114             14,080,866             25,754,980
Net Income                                (1,989,372)            (1,638,350)            (3,627,722)
For the year ended
April 30,1995
-------------
Net Sales                                 38,256,614             64,848,900            103,105,514
Net Income                                (1,735,308)              (656,667)            (2,391,975)
For the year ended
April 30, 1996
--------------
Net Sales                                 48,088,597             68,800,265            116,888,862
Net Income                                (1,468,744)           (11,949,725)           (13,418,469)

Included in the amounts above for Datatec are net sales and net income of $0 and $0 for the year ended December 31, 1993, $0 and $0 for the four months ended April 30, 1994, $12,224,845 and $227,344 for the year ended April 30, 1995, and
$14,684,948 and ($3,858,647) for the year ended April 30, 1996, that relate to a Datatec subsidiary that was sold in September 1996.

            The combined results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy's that might be achieved from combined operations.

(4) Preferred Stock

            On September 30, 1996, October 29, 1996 and November 15, 1996, the Company issued 250,000 shares, 25,000 shares and 75,000 shares of convertible preferred stock, respectively. The net proceeds from these issuances were $6,590,000, of which $5,205,000 was received prior to October 31, 1996. The preferred stock is convertible into common stock at the lesser of (i) the average closing bid price of a share of common stock for the five trading days prior to the issuance of the preferred stock or (ii) an average of 77% of the average closing bid price per share of common stock for the five trading days immediately preceding the conversion date. Dividends on preferred stock accrue at 6% per annum.

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 1996

            Net sales for the three and six months ended October 31, 1996 were $25,234,000 and $52,610,000 compared to $32,170,000 and $62,954,000 for the three and six months ended October 31, 1995. This represented a decrease of 21.6% and 16.4% respectively. This reduction can be attributed to the sale of Datatec's French subsidiary, the close of three branch offices, as well as changes made by Glasgal's FES division to its strategic alliances with the federal government. In the three and six months ended October 31, 1996, these reductions in sales were $8,712,000 and $11,248,000, respectively. The Company also believes that sales were adversely affected by the lack of working capital of its subsidiary Datatec and by the effort and focus on the acquisition and merger of Datatec.

            Gross profits for the three and six months ended October 31, 1996 were $8,258,000 and $18,081,000 compared to $11,273,000 and $22,504,000 in the three and six months ended October 31, 1995. Gross profits as a percentage of net sales were 33% and 34% for the three and six months ended October 31, 1996 compared to 35% and 36% for the three and six months ended October 31, 1995.

            Selling, general and administrative expenses for the three months ended October 31, 1996 were $7,755,000 compared to $10,162,000 for the three months ended October 31, 1995. Selling, general and administrative expenses for the six months ended October 31, 1996 were $15,529,000 compared to $19,947,000 for the six months ended October 31, 1995. The decrease in selling, general and administrative expenses is the result of continuous efforts on the part of the Company to reduce costs and expenses, including $1,558,000 and $3,221,000 relating to expenses of Datatec's French subsidiary. Particularly the Company has reduced the number of facilities and the square footage within the facilities it leases. The Company also instituted a workforce reduction program in late April 1996 that has contributed significantly to a reduction in costs.

            Interest expense for the three months ended October 31, 1996 was $390,000 compared to $607,000 for the three months ended October 31, 1995. Interest expense for the six months ended October 31, 1996 was $800,000 compared to $1,143,000 for the six months ended October 31, 1995.

            The Company's net income for the three months ended October 31, 1996 was $32,000 compared to $222,000 for the three months ended October 31, 1995. Included in the three months ended October 31, 1996 were approximately $405,000 of costs relating to the acquisition of Datatec. Net income for the six months ended October 31, 1996 was $1,426,000 compared to $1,132,000 for the six months ended October 31, 1995. Included in the six months ended October 31, 1996 were $502,000 of costs relating to the acquisition.

FINANCIAL POSITION

            The Company's working capital deficiency as of October 31, 1996 was $3,910,000 compared to $10,223,000 as of April 30, 1996.

            The Company has credit facilities with several banks that provide for maximum borrowing of $12,250,000. The maturity of the company's primary credit facility is March 31, 1997. The Company utilizes its credit facilities to fund working capital needs. As of October 31, 1996 the Company had approximately $11,049,000 outstanding under these credit facilities.

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


ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                2 Stock Purchase Agreement dated as of October 31, 1996 by and among Datatec Industries, Inc., those stockholders listed on Schedule 1.1 thereto and Glasgal Communications, Inc. (incorporated by reference from the Company's report on Form 8-K filed on November 8, 1996.)

               27  Financial Data Schedule


            (b) Reports on Form 8-K

                   On November  8, 1996,  the  registrant  filed a
                   report   regarding  the   acquisition  of
                   Datatec Industries, Inc., a provider of data communications equipment and service.

                   On November 27, 1996, the registrant filed a report relating to the issuance of preferred stock to Southbrook International Investments, Ltd.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLASGAL COMMUNICATIONS, INC.
                                        Registrant


Date:  December 23, 1996                By:       JAMES M. CACI
                                           -------------------------------
                                        James M. Caci
                                        Chief Financial Officer and Duly
                                        Authorized Officer