Form 10-Q
period 1997-01-31
GLASGAL COMMUNICATIONS INC
filed 1997-03-24
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: JANUARY 31, 1997

/   /       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER: 0-20688
                         -------------------------------

                          GLASGAL COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                        94-2914253
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


23 Madison Road, Fairfield, NJ                                   07004
------------------------------                               ------------------
(Address of principal executive                               (Zip Code)
offices)

                                 (201) 808-4000
                                 --------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares of Registrant's Common Stock outstanding on January 31, 1997 was 21,772,559.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                       NINE MONTHS ENDED JANUARY 31, 1997


                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                           PAGE
         Item 1:     Consolidated Financial Statements

                     Balance Sheets at January 31, 1997 and
                     April 30, 1996                                          3

                     Statements of Operations for the three months ended
                     January 31, 1997 and 1996                               4

                     Statements of Operations for the nine months ended
                     January 31, 1997 and 1996                               5

                     Statements of Cash Flows for the nine months ended
                     January 31, 1997 and 1996                               6

                     Notes to Unaudited Consolidated Financial Statements    7

         Item 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    11


PART II: OTHER INFORMATION                                                  13

         Item 4:     Submission of Matters to a Vote of Security Holders

         Item 6:     Exhibits and Reports of Form 8-K

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         April 30,                  January 31,
                                                                           1996                        1997
                                                                           ----                        ----
ASSETS
----------------------------------------------
CURRENT ASSETS:
   Cash                                                                 $  2,219,564                $   556,028
   Accounts receivable, net                                               15,571,675                 16,760,891
   Inventory                                                               6,039,863                  5,580,788
   Prepaid expenses and other                                              1,092,751                  1,477,198
                                                                        ------------                -----------

               Total current assets                                       24,923,853                 24,374,905

PROPERTY AND EQUIPMENT, NET                                                7,006,862                  7,379,334

OTHER ASSETS                                                               3,003,267                  2,942,669
                                                                        ------------                -----------

               Total assets                                             $ 34,933,982                $34,696,908
                                                                        ============                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                                $ 11,232,130                $ 6,912,192
   Current portion of long-term
      obligations                                                          2,685,328                    637,999
   Accounts payable                                                       13,617,917                 13,644,748
   Accrued liabilities                                                     7,611,488                  7,282,700
                                                                        ------------                -----------

               Total current liabilities                                  35,146,863                 28,477,639
                                                                        ------------                -----------

LONG-TERM OBLIGATIONS                                                      3,595,247                  4,582,868
                                                                        ------------                -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
    Common Stock                                                              20,261                     20,752
    Preferred Stock                                                               --                        150
   Additional paid-in capital                                             11,978,404                  9,844,141
   Accumulated deficit                                                   (15,559,326)                (7,904,544)
   Cumulative translation adjustment                                        (247,467)                  (324,098)
                                                                        -------------               ------------
      Total shareholders' equity (deficit)                                (3,808,128)                 1,636,401
                                                                        -------------               -----------

      Total liabilities and shareholders' equity (deficit)              $ 34,933,982            $    34,696,908
                                                                        ============            ===============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)


                                                  1996                  1997
                                                  ----                  ----

                                             $26,097,418     $     21,354,627
SALES

   Operating Costs:
     Cost of Sales                            17,732,477           15,329,131
     Selling, general and administrative      10,239,545            8,041,595
                                             -----------     ----------------

TOTAL OPERATING EXPENSES                      27,972,022           23,370,726
                                             -----------     ----------------


OPERATING INCOME(LOSS)                        (1,874,604)          (2,016,099)

INTEREST EXPENSE, NET                            419,330              267,050
                                             -----------     ----------------

INCOME(LOSS) BEFORE TAXES                     (2,293,934)          (2,283,149)

INCOME TAXES                                       2,014              (12,455)
                                             -----------     -----------------

NET LOSS                                     $(2,295,948)    $     (2,270,694)
                                             ============    =================


NET INCOME(LOSS) PER COMMON SHARE            $      (.12)    $           (.11)
                                             =============   =================

AVERAGE OUTSTANDING COMMON

  AND EQUIVALENT SHARES                       19,853,872           21,031,012
                                             -----------      ---------------


      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)


                                                                 1996                       1997
                                                                 ----                       ----


                                                             $89,055,451                $73,965,113
SALES

   Operating Costs:
     Cost of Sales                                            58,182,876                 49,858,135
     Selling, general and administrative                      30,186,873                 23,073,497
     Acquisition Costs                                                --                    497,000
                                                             -----------                -----------

TOTAL OPERATING EXPENSES                                      88,369,749                 73,428,632
                                                             -----------                -----------

OPERATING INCOME                                                 685,702                    536,481

INTEREST EXPENSE, NET                                          1,562,357                  1,067,211
                                                             -----------                -----------

INCOME(LOSS)  BEFORE TAXES                                      (876,655)                  (530,730)

INCOME TAXES                                                      65,990                    313,687
                                                             -----------                -----------

LOSS BEFORE EXTRAORDINARY ITEM                                  (942,645)                  (844,417)

EXTRAORDINARY ITEM                                               223,066                         --
                                                             -----------                -----------

NET LOSS                                                     $(1,165,711)               $  (844,417)
                                                             ============               ============

INCOME(LOSS)  PER SHARE

   Income(Loss) before extraordinary item                    $      (.06)               $     (.04)

   Extraordinary item                                               (.01)
                                                                                                --

NET INCOME(LOSS) PER COMMON SHARE                            $     (. 07)               $     (.04)
                                                             =============              -----------


WEIGHTED AVERAGE OUTSTANDING COMMON
  AND EQUIVALENT SHARES                                       17,187,725                 20,738,233
                                                              ----------                -----------


      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED JANUARY 31,
                                   (UNAUDITED)


                                                                       1996                  1997
                                                                       ----                  ----

      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                  $(1,165,711)           $  (844,417)
         Adjustments  to  reconcile  net  loss to net
          cash  used  in  operating activities:
         Depreciation and amortization                               1,250,041              1,332,587
         Provision for doubtful accounts                               374,726                355,439
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                 (2,972,439)            (1,544,655)
         (Increase) decrease in inventory                             (983,923)               459,075
         (Increase) decrease in prepaid expenses and
         other assets
                                                                      (508,753)              (491,444)
          Increase (decrease) in accounts payable,
           accrued and other liabilities                               551,491               (274,200)
                                                                   -----------              ----------

      Net cash provided by (used in) operating activities           (3,454,568)             (1,007,615)
                                                                   -----------             ------------


      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                         (2,254,409)             (1,537,464)
                                                                   -----------             -----------
        Net cash provided by (used in) investing
        activities                                                  (2,254,409)             (1,537,464)
                                                                   -----------            ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in short-term borrowings, net
                                                                    (2,465,036)             (4,319,938)
         Increase in (payments of) indebtedness                        898,289               (1,059,708)
         Proceeds from stock/warrant issuances                       7,204,313               6,924,833
         Distribution to stockholders                                       --               (587,013)
                                                                   -------------          --------------

           Net cash provided by financing activities                 5,637,566                 958,174
                                                                   -------------          --------------
           Net effect of translation on cash                          (164,950)                (76,631)
                                                                   ------------           --------------
           Net increase (decrease) in cash                            (236,361)             (1,663,536)
      CASH AT BEGINNING OF PERIOD                                      265,540               2,219,564
                                                                   ------------           -------------
      CASH AT END OF PERIOD                                        $    29,179            $    556,028
                                                                   ============           ============

      SUPPLEMENTAL DISCLOSURES OF CASH
        FLOW INFORMATION:

        Interest paid                                              $ 1,171,144            $    977,719
        Income taxes paid                                          $    17,202                     984

                          GLASGAL COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) Business

         Glasgal Communications, Inc. ("Glasgal") and its subsidiaries Signatel, Ltd. ("Signatel"), HH Communications, Inc. ("HH") (see Note 3), and Datatec Industries, Inc. ("Datatec") (see Note 3) provide a full range of services from designing customer networking systems, deploying and installing such systems, supporting such systems and requisitioning the hardware and operating software used in such systems. Glasgal's 80% owned subsidiary, Computer-Aided Software Integration, Inc. ("CASI") develops and markets a suite of software products known as the "Integrators' Workbench Product Series", which automates the configuration and integration processes.

(2) Basis of Presentation

         The consolidated financial statements include the accounts of Glasgal, Signatel, HH, Datatec and CASI (the "Company"). All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1996. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended January 31, 1997 are not necessarily indicative of results expected for the full fiscal year.

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

                                                                     GLASGAL                HH              COMBINED
                                                                 ---------------       -----------       ----------------
           For the year ended December 31,1993
           ----------------------------------------------
           Net Sales                                             $  36,391,174         $  897,295        $  37,288,469
           Net Income                                                 (147,333)            43,863             (103,470)
           For the four months ended April 30, 1994
           ----------------------------------------------
           Net Sales                                                11,154,560            519,554           11,674,114
           Net Income                                               (2,145,578)           156,206           (1,989,372)
           For the year ended April 30,1995
           ----------------------------------------------
           Net Sales                                                35,161,298          3,095,316           38,256,614
           Net Income                                               (1,642,789)           (92,519)          (1,735,308)
           For the year ended April 30, 1996
           ----------------------------------------------
           Net Sales                                                41,780,821          6,307,776           48,088,597
           Net Income                                               (1,180,157)         (288,587)           (1,468,744)


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




                                                                        GLASGAL              DATATEC                COMBINED
                                                                    --------------        --------------         --------------
           For the year ended December 31,1993
           ----------------------------------------------
           Net Sales                                                $  37,288,469          $ 46,372,821          $  83,661,290
           Net Income                                                    (103,470)            6,449,991              6,346,521
           For the four months ended April 30, 1994
           ----------------------------------------------
           Net Sales                                                   11,674,114            14,080,866             25,754,980
           Net Income                                                  (1,989,372)           (1,638,350)            (3,627,722)
           For the year ended April 30,1995
           ----------------------------------------------
           Net Sales                                                   38,256,614            64,848,900            103,105,514
           Net Income                                                  (1,735,308)             (656,667)            (2,391,975)
           For the year ended April 30, 1996
           ----------------------------------------------
           Net Sales                                                   48,088,597            68,800,265            116,888,862
           Net Income                                                  (1,468,744)          (11,949,725)           (13,418,469)


         Included in the amounts above for Datatec are net sales and net income of $12,224,845 and $227,344 for the year ended April 30, 1995, and $14,684,948 and ($3,858,647) for the year ended April 30, 1996, that relate to a Datatec subsidiary that was sold in September 1996.

         The combined results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for all periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergy's that might be achieved from combined operations.

(4)  Debt

         In January 1997, and pursuant to a prior agreement between Glasgal, Datatec, Datatec's lender and an affiliated company of the majority shareholder of Datatec, prior to the acquisition of Datatec by Glasgal, the affiliated company loaned the Company approximately $1,660,000. The loan bears interest at 12.5% per annum with interest payable monthly. The principal balance of the loan is due in January 1999.

         In February 1997, the Company entered into two convertible loans each for $1 million. The loans are convertible into common stock at 80% of the average closing bid price per share of common stock for the five trading days immediately preceding the conversion date. The loans bear interest at 10%. Interest is due at the time of conversion. If not previously converted the loans mature in February 1999.

         In March 1997, the Company entered into a senior credit facility consisting of a $15 million revolving line of credit and a $2 million term loan. The available borrowings under the revolving credit facility are based on eligible accounts receivable and inventory, as defined. The revolving line of credit bears interest at prime plus three-quarters of one percent (3/4%). The term loan bears interest at prime plus on and one-half percent (1 1/2%). The new $15 million revolving line of credit replaced two existing revolving lines of credit which allowed for maximum combined borrowings of approximately $11 million.

(5)  Preferred Stock

         On September 30, 1996, October 29, 1996 and November 15, 1996, the Company issued 250,000 shares, 25,000 shares and 75,000 shares of convertible preferred stock, respectively. The net proceeds from these issuances were $6,590,000. The preferred stock is convertible into common stock at the lesser of (i) the average closing bid price of a share of common stock for the five trading days prior to the issuance of the preferred stock or (ii) an average of 77% of the average closing bid price per share of common stock for the five trading days immediately preceding the conversion date. Dividends on preferred stock accrue at 6% per annum.

         As of January 31,1997 150,000 shares of convertible preferred stock remain outstanding. As a result of the conversion of preferred stock into common stock, 1,048,246 shares of common stock were issued during the three months ended January 31, 1997.

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1997

         Net sales for the three and nine months ended January 31, 1997 were $21,355,000 and $73,965,000, respectively compared to $26,097,000 and
$89,055,000, respectively for the three and nine months ended January 31, 1996. This represents a decrease of 18.2% and 16.9% for the three and nine months ended January 31, 1997, respectively. This decrease in sales is attributable to three factors, the sale of the Company's French subsidiary in September 1996, a decrease in sales to government contractors and temporary post merger disruptions. The Company recorded sales from its French subsidiary for the three and nine months ended January 31, 1996 of $3,055,000 and $11,970,000, respectively compared to no sales for the three months ended January 31, 1997 and $1,303,000 for the nine months ended January 31, 1997. During the nine months ended January 31, 1997 the Company significantly restricted the credit it extended to a significant customer who acted as a prime contractor to the federal government. Although management believes these restrictions to have been prudent, they did contribute to a reduction of sales to this contractor of $4,637,000 for the nine months ended January 31, 1997. Although not quantifiable, sales have been negatively impacted during the quarter as the merged entity spent weeks training and refocusing its combined sales force. The Company believes such efforts will significantly contribute to its future success.

         Gross profits for the three and nine months ended January 31, 1997 were $6,025,000 and $24,107,000, respectively, compared to $8,365,000 and $30,873,000 in the three and nine months ended January 31, 1996. Gross profits as a percentage of net sales were 28.2% and 32.6% for the three and nine months ended January 31, 1997 compared to 32.1% and 34.7% for the three and nine months ended January 31, 1996. The Company believes the decrease in gross margin during the three months ended January 31, 1997 is a function of product mix and several sizable low margin deals. The Company does not believe this to be representative of future gross margin percentages.

         Selling, general and administrative expenses for the three and nine months ended January 31, 1997 were $8,042,000 and $23,570,000 compared to $10,240,000 and $30,187,000 for the three and nine months ended January 31, 1996. Approximately $1,250,000 and $3,700,000 of this reduction for the three and nine months, respectively, is attributable to the French subsidiary, which was sold in September 1996.

         Interest expense for the three and nine months ended January 31, 1997 was $267,000 and $1,067,000, respectively, compared to $419,000 and $1,562,000 for the three and nine months ended January 31, 1996. These decreases are attributable to lower average borrowing under the Company's credit facilities for the three and nine months ended January 31, 1997.

         The Company's net loss for the three and nine months ended January 31, 1997 was $2,271,000 and $844,000 respectively, compared to a net loss of $2,296,000 and $1,166,000 for the three and nine months ended January 31, 1996.

FINANCIAL POSITION

         In March 1997, the Company entered into a $17,000,000 senior credit facility to replace two of its existing credit facilities. The senior credit facility consists of a $15,000,000 revolving line of credit and a $2,000,000 term loan. The senior credit facility is supported by accounts receivable and inventory as well as other assets of the Company, has a term of three years and bears interest at prime plus three quarters of one percent(3/4%) and prime plus one and one-half percent (1 1/2%) on the line of credit and term loan, respectively. Availability under the revolving line of credit is calculated using a formula of 85% of eligible accounts receivable and 50% of eligible inventory. The 15,000,000 revolving line of credit represents an increase of approximately $4,000,000 over the revolving line of credit it replaces. The Company believes the increase will be sufficient to meet its projected growth.

         The Company's shareholders equity as of January 31, 1997 increased by approximately $5,445,000 to $1,636,000, compared to a deficit of $3,808,000 as of April 30, 1996.

         The Company's working capital improved from a deficiency of $10,223,000 at the beginning of the year to a deficiency of $4,103,000 at the end of the quarter under review.

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

                        None

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

                        27  Financial Data Schedule

            (b)         Reports on Form 8-K

                            None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLASGAL COMMUNICATIONS, INC.
                                                  REGISTRANT



Date: March 24, 1997                          By: /s/ James M. Caci
                                                  ----------------------
                                              James M. Caci
                                              Chief Financial Officer and Duly
                                              Authorized Officer