Form 10-K
period 1997-04-30
GLASGAL COMMUNICATIONS INC
filed 1997-08-13
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------

                                   FORM 10-K

          X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For the fiscal year ended APRIL 30, 1997
                                                        OR
         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the Transition period from ________ to ________

                           Commission File No. 0-20688

                          GLASGAL COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 94-2914253
                --------                                 ----------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

      20C COMMERCE WAY, TOTOWA, NJ                        07512-1154
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (201) 890-4800
                                                        ------------------------


Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH  REGISTERED
-------------------                   ------------------------------------------
Common Stock, $.001 par value         Boston  Stock  Exchange
Common Stock Purchase Warrants

Securities registered pursuant to Section 12(g) of the Act:

         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X    NO
                                      --      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at July 31, 1997 was approximately $59,903,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

     The total number of shares of Common Stock of the Registrant outstanding at July 31, 1997 was 23,708,689.

                                TABLE OF CONTENTS



PART I                                                                 PAGE #
                                                                       ------

Item 1.     Business                                                      3
Item 2.     Properties                                                   16
Item 3.     Legal Proceedings                                            16
Item 4.     Submission of Matters to a Vote of Security Holders          16


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                          17
Item 6.     Selected Financial Data                                      20
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    22
Item 8.     Financial Statements and Supplementary Data                  26
Item 9.     Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     52


PART III

Item 10.    Directors and Executive Officers of the Registrant           53
Item 11.    Executive Compensation                                       57
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                               61
Item 13.    Certain Relationships and Related Transactions               64


PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports
            on Form 8-K                                                  65

FORWARD LOOKING STATEMENTS

         IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULT COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. GLASGAL COMMUNICATIONS, INC. UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1.   BUSINESS

         The Company is in the business of providing software-enabled technical configuration, integration and implementation services to Fortune 2,000 customers in the United States and Canada. What this translates into is a unique capability to provide implementation services to large organizations to enable them to rapidly deploy new networking technologies with minimal risk of failure at very competitive prices.

         The Company's market advantages include:

o A proprietary software tool, THE INTEGRATOR'S WORKBENCH PRODUCT SERIES(TM)(IWPS), that significantly reduces the risk and time and, therefore, labor costs of providing what are highly labor-intensive services.
o A nationwide deployment team capable of delivering complex technologies to any North American organization including any manner of computing platform, cabling or electrical issues.
o A nationwide salesforce focused exclusively on the sale of configuration, integration and deployment services to direct end users and the indirect channel (OEMs, VARs, systems integrators and telecommunications suppliers).

         This unique combination of software-enabled configuration services coupled with nationwide deployment provides Glasgal with a strong proprietary position in the market.

         The Company was incorporated in California in 1983 under the name Sellectek Incorporated. The Company changed its name to Glasgal Communications in May 1994 after merging with Glasgal Communications, Inc., a New Jersey corporation (the "Predecessor"). The Company reincorporated in the state of Delaware in January 1996. Unless the context otherwise requires, the "Company" or "Glasgal" refers to Glasgal Communications, Inc., its predecessors and its subsidiaries which include Signatel, Ltd. ("Signatel"), HH Communications, Inc., Computer-Aided Software Integration, Inc. ("CASI") and Datatec Industries, Inc. The Company maintains its executive offices at 20C Commerce Way, Totowa, New Jersey 07512. Its telephone number is (201) 890-4800.

BACKGROUND

         Over the past five years the Company has repositioned itself from selling network devices to providing customers with networking solutions with a focus on Information Technology (IT) services. This shift was required to buttress the continuing fall in gross margins from hardware sales. As the Company moved increasingly into IT services its margins improved but so did the need to increase the engineering staff. Despite standard gross margins from services being some twenty-five to thirty percentage points higher than those from hardware sales, there is still a direct linear relationship between increased service revenues and their attendant labor costs. Unlike hardware margins, however, service margins can be positively impacted through increased efficiencies. As a result, the Company's thrust into services was coupled with a move towards increased efficiencies. Through the development of THE INTEGRATOR'S WORKBENCH PRODUCT SERIES (TM)(IWPS), the Company created the base engine to dramatically increase efficiencies and drive up service margins well beyond industry standards.

         In June 1997, the Company decided to no longer resell hardware and concentrate entirely on providing only integration, configuration and deployment services. Today customers take title to their products and have them shipped to one of the Company's five STAGING & CONFIGURATION CENTERS for implementation. In this way, the Company's limited resources can be applied to business that historically generates 35% to 40% margins rather than 10% or less. By being non-aligned to any particular manufacturer or vendor the company can work independently and in a non-threatening manner with all manufacturers, VARs, systems integrators and software developers/vendors.

STRATEGY

         The Company's objective is to be the premier provider for the configuration, integration service and deployment of complex networking solutions. To achieve this objective the Company is pursuing the following strategies:

o Developing automated tools and methodologies to maintain a competitive edge in the Company's chosen market niche.
o Creating, through the Datatec Relationship Cycle, close and long-term relationships with its customers thereby providing a source for repeatable business and as a result of high satisfaction ratios, a source of business referrals.
o Focusing the Company's direct marketing efforts on seven vertical markets comprising of Retail, Financial, Hospitality, Health Care, Travel, Insurance and Entertainment. Each of these verticals was selected for comprising of industries that are commonly multi-sited with large internetworking environments.
o Leveraging the Company's indirect intra sales channel to create strong strategic partnerships with OEMs, systems integrators, software developers/distributors, VARs, and telecommunications carriers. Through these relationships the Company leverages its clients sales force by presenting joint solutions to its clients customers. Because the Company is no longer aligned with manufacturers or reselling products, its indirect partners are much more willing to introduce the Company's sales professionals into their own opportunities. In return, the indirect partners get the benefit of the Company's flexible process and aggressive pricing that these companies can rarely compete with.

o The Company intends to pursue strategic acquisitions to expand within existing markets, address new markets, and acquire technical expertise and technology to leverage its existing technology.

THE MARKET

         Today the vast majority of PCs sold to businesses are attached to a network. The proliferation of PC users and information residing on networks has created an explosive demand for not only PCs and Servers but for networking products like routers, hubs and switches. These products, which allow for the orderly flow of information over networks, are constantly being improved to meet the ever-increasing traffic and speed with which data travels along networks. Before a workstation, server, router, hub or switch can work effectively on a network, it needs to be properly configured and customized to be compatible with each of the unique features and parameters of a clients network. In addition, great care must be taken to ensure that each of these new devices works in concert with existing or legacy equipment on that same network.

         The Company knows of no independent research company that has focused on the market size for configuration and deployment services. However, the Yankee Group recently stated that the IT sector as a whole is growing by approximately 17% per annum and will be worth $231 billion by the end of the decade. Glasgal's management estimates that configuration, integration and deployment services probably account for approximately 10% of the total IT market.

         The dynamics creating strong demand for Glasgal's new software assisted service offerings include the following:

o Due to shorter product life cycles, hardware manufacturers and software vendors alike must find ways to rapidly bring their products to market or face losing market share.
o In order to maintain a competitive edge in the market, corporations are constantly looking to become more efficient and technology has become a major source of competitive advantage.
o Technologies are becoming increasingly complex, which makes them extremely difficult and costly to implement, especially without tools and methodologies. Given the downsizing of many MIS departments and their preoccupation with their core operations, companies are increasingly looking to outsource the deployment of new technologies.

GLASGAL'S SOLUTIONS

         Glasgal is uniquely positioned to address the burgeoning demand for configuring, integrating and deploying workstations, servers, routers, hubs and switches onto networks through its software-enabled orientation. Through proper utilization of its INTEGRATOR'S WORKBENCH tools developed by Glasgal's CASI subsidiary and the Company's proprietary documented processes, many labor intensive configuration, integration, and deployment services provided by the Company are being automated and increasing the Company's effective yield and profitability.

         The benefits that accrue to the Company by software-enabling its implementation processes are:

o        REDUCTIONIN  LABOR  COSTS AND  SIGNIFICANTLY  HIGHER  PRODUCTIVITY  PER
         PERSON. Typical time reductions achieved by using Glasgal's software-enabled process range between 40% and 90%. For example, the typical router that takes between forty-five minutes and one hour to configure and document manually using a highly skilled engineer is reduced to five minutes using the Company's software-enabled process.
o THE ABILITY TO LEVERAGE TECHNICAL SKILLS. Leveraging the Company's software-enabled process, technical staffers with lower skill sets can implement highly complex technical solutions. In addition, the market's demand for experienced engineering resources continues to grow causing many IT companies to face a "revolving door" syndrome in finding and keeping their high priced, highly skilled engineers. Given the fact that

         Glasgal has software-enabled its methodologies, its knowledge base does not go out of the door with engineers.
o A HIGHER DEGREE OF ACCURACY IN THE CONFIGURATION AND INTEGRATION PROCESS LEADS TO VIRTUAL "PLUG AND PLAY" INSTALLATIONS. The automated process eliminates the risk of input mistakes which account for almost 50% of all errors. As a result, highly complex and fully customized devices convert into "plug and play" products for Glasgal's deployment teams. In this way the Company not only saves significant time during the configuration and integration process but also during the installation process. Time spent on rework, normally at the Company's expense, is also reduced to insignificant levels.

         The benefits that accrue to our clients by software-enabling the implementation process are:

o HIGHLY COMPETITIVE PRICING. Because of the automation and increased productivity provided by the Company's software-enabled process for what are highly labor-intensive tasks, Glasgal can afford to be significantly more price competitive without compromising margins.
o FAST, ACCURATE, FIXED TIME/FIXED PRICE QUOTATIONS. Clients are understandably resentful of cost overruns when deploying new technologies. Cost overruns occur as a result of IT companies providing clients with an hourly rate and the estimated hours it will take to implement new systems. Inevitably, however, the tasks are rarely completed on time. Using the software-enabled process, projecting task times becomes significantly more accurate as these tasks become less dependent on human intervention and increasingly automated. As a result, Glasgal eliminates the risk of cost overruns for its clients.
o        DIRECT RAPID DEPLOYMENT.  The Company's  services are particularly well suited to organizations with multiple sites across the United States and Canada who require a high level of technical assistance. The Company's 450 plus field engineering staff are fully equipped to address any computing, cabling or electrical tasks associated with a technology deployment. As a result, it usually takes only one visit to a site to complete the installation. In addition, because of the methodologies employed at our configuration centers, products arrive at our customer's site in a "plug and play" state.
o ERROR ELIMINATION AND RISK REDUCTION - Most configuration and integration tasks are extremely precise and detailed in nature as well as manually intensive. This environment is, therefore, prone to error. Clearly, the software-enabled process results in a significant reduction in errors and risks of failure.

GLASGAL'S SOFTWARE-ENABLED SERVICES

         One of the Company's true competitive advantages is the software-enabled process. Glasgal's software-enabled methodology and tools result in significant advantages in securing highly distributed and complex customer engagements and improves the Company's yield on delivered services while reducing overall costs and defect rates. In conjunction with our existing infrastructures and geographically dispersed national field force, Glasgal has leveraged its proprietary software and methodologies into creating several branded solutions to meet the configuration and implementation concerns of our customers.

         CLIENT-SERVER DEPLOYMENT SOLUTIONS (CSD). The rise in popularity of new high performance platforms and 32-bit applications/technologies such as
Microsoft's   Windows  NT  Server  and  Novell's  Network   Directory   Services
architecture are driving organizations to consider and install a variety of complex solutions to meet their computing needs and increase their overall competitiveness. While most modern development efforts are meeting the demand for improved functionality and product usability, much of the frustration end users have in installing these solutions is the lack of a highly defined and easy to use means of implementing these new solutions. Companies require access to their new systems and applications in the shortest period of time to allow their users to reach critical information sources. These frustrations are equally mirrored by all of the Original Equipment Manufacturers (OEMs), Independent Software Vendors (ISVs) and Value-Added Resellers (VARs) who develop and package these new technologies into customer solutions. In order to meet business demands and capital market expectations, both groups are incentivized to deliver their wares and services as quickly and profitably as possible.

         To meet these growing demands, Glasgal has introduced its Client Server Deployment solutions, branded as APPWORKS (application and ISV deployment), TECREFRESH (migration and technology upgrades) and NETWORKS (workstation and server deployment) to provide the high levels of service to its corporate customers as well as VARs, Systems Integrators and OEM accounts. These branded service offerings combine superior design skills, process automation, "as built" deliverables and enhanced implementation and support tools into a single packaged solution that far exceeds that of the Company's competition. Finally, Glasgal is able to deliver any of its software- enabled services across North America on time and within tight budgetary constraints.

PRODUCT COMPONENTS

1.  APPWORKS

The Company's APPWORKS service package for application or ISV deployments provides for the distribution and installation of new software or software upgrades. Deployments may be for software only, or may include system upgrades or complete turn-key installation.

2.  TECHREFRESH

System and network migration, and technology upgrade projects are supported by the Company's TECHREFRESH service package. Once a target or "end-state" system environment has been selected and tested, the Company will take complete ownership for deployment from planning through turn-up and certification.

NETWORKS

NETWORKS is the Company's service package for the deployment of workstations and servers. Service begins with understanding the target environment, and developing a comprehensive plan for deployment. The Company then takes ownership of the entire process from data collection and gap analysis, for environments that are to be upgraded, through configuration, deployment, installation and certification testing.

         NETWORK  DEVICE  DEPLOYMENT   SOLUTIONS  (NDD).  The  proliferation  of
networking technologies and the rise in popularity of such technologies as groupware, remote access and the Internet are driving organizations to consider and install a variety of complex solutions to meet their computing needs and increase their overall competitiveness. While networking device manufacturers continue to set the pace with ever-improved products and technology enhancements, their frustrations in delivering and deploying these solutions to an eager marketplace are much the same as their client-server counterparts. Companies require access to their new systems and applications in the shortest period of time to allow their users to reach critical information sources.

         This sense of frustration is also shared by the Original Equipment Manufacturers (OEMs) who create the devices and the Systems Integrators/Value-Added Resellers (VARs) who develop and package these devices into customer solutions. In order to meet business demands and capital market expectations, both groups are incentivized to deliver their wares and services as quickly and profitably as possible.

         To meet these growing demands, Glasgal introduced two Network Device Deployment solutions, branded as ROUTER CENTRAL, for the design and implementation of routers and switches into business locations, and HOMEWORKS, designed to deliver the remote access solutions that support the "work at home" initiatives of major corporations. These branded service offering combines superior design skills, process automation, "as built" deliverables and enhanced implementation and support tools into a single packaged solution that far exceeds that of our competition.

PRODUCT COMPONENTS

The Company's NDD set of service packages provides for the deployment of network devices such as routers, hubs, switches, ISDN terminal adapters, remote access devices, etc. These deployments may be at central sites, remote branches, small or home offices (SOHO), or private residences. Each service package is built from the following set of components:


o        Deployment  Process  Definition
o        Data Collection with IWPS
o        GAP Analysis
o        Asset Management
o        Hardware Procurement, Receive and  Stage
o        Order,  Confirm  and  Test  Circuit
o        Configuration  using  the  IWPS technologies
o        As  Built  Documentation   (includes  IWPS  Object  Base)
o        On-site Installation of Hardware and Software
o        Documentation as Installed
o        Test

INDUSTRY-SPECIFIC DEPLOYMENT SOLUTIONS. To ensure customer satisfaction and increase our added value, Glasgal often develops innovative solutions that combine many of the methods and processes from our CSD and NDD solutions into new service offerings that meet the unique objectives of our customers. These solutions are developed in close cooperation with our strategic customers and truly leverage the collective experience and personnel from both organizations. Due to enhanced levels of customer intimacy and gained institutional knowledge, Customer-Specific Deployment solutions provide long term benefits to both Glasgal and its customers.

PRODUCT SPECIFICS

The Company's customers span numerous industry segments, including retail, fast food, hospitality, financial services, healthcare, and transportation. We offer service packages specific to certain environments within and across these vertical industry segments.

OFFICELINK

The Company's OFFICELINK service provides for the deployment and installation of technology, from simple upgrades to comprehensive new systems and networks, within the remote or branch office, or SOHO environment. Typical deployments may be for property management or office management systems tied back to a central site. The Company can provide rapid and efficient deployment with minimal disruption to the existing environment, with off-hours installations if required.

RAPIDRESTAURANT

For  the  fast  food,   or   traditional   restaurant   chain,   the   Company's
RAPIDRESTAURANT service package delivers turn-key deployment and installation of point-of-sale, communications and associated technologies.

PRACTICECENTRAL

The Company's PRACTICECENTRAL service package for practice management systems for physicians, dentists, attorneys, brokers and accountants provides for the specific needs of the professional office environment.

SALES AND MARKETING

         The Company has two sales forces comprising of approximately 50 national account managers. The direct sales division is dedicated to bringing solutions to end users while the indirect division provides solutions to OEMs and Software Vendors and other Systems Integrators. Both sales teams follow a rigorous methodology called "The Datatec Relationship Cycle" (DRC) which has been instrumental in creating long-term relationships with the Company's customers and providing a recurring revenue stream for the Company. The DRC goes through five stages of Initiation, Definition, Testing, Rollout, and Feedback. This process has not only led to repeatable business (the vast majority of Glasgal's revenues are from existing customers) but also to achieving a 97% satisfaction rating with our customers.

         There is significant interaction between the various departments in the Company to bring optimal solutions to its customers. The Company's sales functions work as a team with Glasgal's Professional Services division who, in turn, work closely with the CASI development staff to provide the most cost effective solutions to our customers. The chart below shows how the process works within the organization of bringing optimal solutions to its customers.

                                [GRAPHIC OMITTED]
                        PROVIDING SOLUTIONS TO CUSTOMERS


         The Company's marketing efforts are focused toward Glasgal's target customers who are those organizations requiring more complex solutions from a technical and/or geographic dispersion and/or time sensitive point of view. In this segment the competition appears sparse and the Company's closing ratios are comparatively high.

CUSTOMERS

         The Company performs configuration and deployment services for a variety of customers across a broad range of industries. Glasgal's customers in fiscal 1997 included:

         - American International Group, Inc.    - Ross Stores, Inc.
         - Bell Atlantic Network Integration     - Bristol Myers-Squibb/Zimmer
         - Beneficial Corporation                - Starbucks Coffee Company

         - Blockbuster Entertainment Corporation  - TDK Corp of America
         - Coca-Cola (Canada)                     - Toys "R" Us, Inc.
         - Federated Department Stores/FSG        - Trans Canada Pipelines
         - US Dept of Justice/INS                 - Walgreens
         - Lowe's Companies, Inc.
         - Merrill Lynch

         The Company's customers represent a variety of industries, with one industry, retail representing 57%. Two customers, Federated Department Stores, Inc. and Lowes Companies, Inc., each accounted for more than 10% of net sales in the fiscal year ended April 30, 1997, with such customers accounting for approximately 12% and 10% of net sales, respectively.


COMPETITION

         The Company believes that it has properly positioned itself to increase its market share within the stated sections of its business focus as shown below:

                               [GRAPHIC OMITTED]

         While the Company has capabilities and competencies in the functions on either side of its stated business focus, it has chosen to concentrate on software-enabled configuration, integration and implementation services due to both the absence of major competition and the Company's strategic advantages in these areas of expertise.

         However, the Company does compete with other organizations whose core competencies are in areas outside its focus. These include systems integrators, VARs, local and regional network service firms, telecommunications providers, network equipment vendors and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater service revenues than Glasgal.

INTELLECTUAL PROPERTY

         Glasgal's proven methodology for managing the software-enabled process relies on several automated tools that collectively comprise The Integrator's Workbench Product Series(TM) (IWPS). The IWPS tools, developed by Glasgal's Computer-Aided Software Integration, Inc. subsidiary, provide a systemic foundation for the collection and use of structured design information. This unique series of software tools combines computer-aided software engineering
(CASE) techniques and workflow technologies to streamline the configuration, integration and management of distributed networks and connectivity devices as well as software applications, desktop computers and distributed servers. With IWPS, the effort and associated costs of systems development, information exchange, platform migration, and enterprise management are more easily managed while improving the quality of these efforts.

         The IWPS tools were first developed by CASI in 1995 to address the continued challenges faced by designers, systems managers and integrators in implementing complex, ever-evolving information systems solutions. These tools allow IT teams to aggregate the collective wisdom of process and technology experts into repeatable methodologies and "best practices", creating greater ease of customization and implementation. Today, IWPS tools act as the process management vehicle for managing all of Glasgal's customer interactions for each of our software-enabled solutions.

RECENT BUSINESS DEVELOPMENTS

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

         On July 31, 1996,  the Company  acquired 100% of the common stock of HH
Communications, Inc. The acquisition provided the Company with a midwest presence it previously did not have. The acquisition has been accounted for as a pooling of interest.

         On October 31, 1996, the Company acquired 98.5% of the common stock of Datatec Industries, Inc. This acquisition enhanced the Company's ability to stage, integrate and implement technology solutions for its Fortune 2,000 customer base. The acquisition has been accounted for as a pooling of interest.

         In June 1997, Management of the Company with the consent of the Board, agreed to discontinue its business as a distributor of data communications equipment and services (see Note 4 to financial statements).

HUMAN RESOURCES

         The Company has 560 full-time employees. Of these full-time employees, 235 are employed under contracts with the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 1430. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

         The Company's Corporate headquarters is located in Totowa, New Jersey. The headquarters leased office space of 19,245 square feet, also houses the Company's New York/New Jersey office. In addition to its headquarters building, the Company leases throughout the United States approximately 89,269 square feet of office space in 19 locations for its branch operations. The Company also leases an aggregate of approximately 18,080 square feet of office space in five locations in Canada.


ITEM 3.  LEGAL PROCEEDING

         The Company is not a party to any legal proceedings which individually or in the aggregate, is believed to be material to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "GLAS". The Company's Common Stock commenced listing on Nasdaq on May 3, 1994. The following table sets forth the high and low bid prices on Nasdaq for the periods indicated, prices without adjustment for retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

                                                     HIGH                LOW
                                                     ----                ---

         August 1, 1995 - October 31, 1995.........   $4               $2-1/2
         November 1, 1995 - January  31, 1996......   $10-1/2          $3-3/4
         February 1, 1996 - April 30, 1996.........   $12-3/4          $6-1/2
         May 3, 1996 - July 31, 1996...............   $11-5/8          $6-3/4
         August 1, 1996 - October 31, 1996.........   $8-7/8           $4-3/4
         November 1, 1996 - January  31, 1997......   $6-3/8           $4
         February 1, 1997 - April 30, 1997.........   $6               $25-4/64
         May 3, 1997 - July 31, 1997...............   $5               $2-3/4

         On July 31, 1997, the closing bid price for the Company's common Stock as reported on Nasdaq was $4-1/8. As of July 31, 1997, there were approximately 205 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to shareholders in amounts sufficient to reimburse the Predecessor's shareholders for federal (and some state) income tax liabilities arising from the Predecessor's former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. The Company's loan agreement with its bank includes a restriction prohibiting the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended April 30, 1997, the following securities were sold by the Company without registration under the Securities Act. Except as otherwise indicated, the securities were sold by the Company in reliance upon the exemption provided by Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         In July 1996, the Company acquired 100% of the Common Stock of HH in exchange for 1,500,000 shares of the Company's Common Stock. HH was in the business of selling computer networking equipment and providing value-added services in connection with such equipment.

         In July 1996, the Company issued warrants to Joseph Stevens to purchase an aggregate of 100,000 shares of Common Stock at a per share exercise price of $6.25 in consideration for services rendered to the Company.

         In September 1996, October 1996 and November 1996, the Company consummated three separate financings with Southbrook International Investments, Ltd. (the "Southbrook Placements") pursuant to which it issued 250,000 shares of Series A Preferred Stock, 25,000 shares of Series B Preferred Stock and 75,00 shares of Series C Preferred Stock, respectively. The Preferred Stock was subsequently converted into approximately 2,500,000 shares of Common Stock. The net proceeds of the Southbrook Placements aggregating approximately $6,562,000 was used to fund the working capital needs of the Company and Datatec. The Company has also issued to Southbrook International Investments, Ltd. a warrant to purchase an aggregate of 175,000 shares of Common Stock at a per share price of $5.25.

         In September 1996, the Company issued warrants to Wharton Capital and State Capital Market Group to purchase 10,000 shares of Common Stock, each at a per share exercise price of $7.15.

         In October 1996, the Company issued warrants to Wharton Capital and State Capital Market Group to purchase 5,000 shares of Common Stock, each at a per share exercise price of $5.78.

         In October 1996, the Company acquired approximately 98.5% of the Common Stock of Datatec in exchange for 4,000,000 shares of the Company's Common Stock. Datatec is a network integrator which provides full integration and deployment services to a wide range of customers concentrated in the retail market.

         In December 1996, the Company issued an aggregate of 132,460 shares of Common Stock to RAD Data Communications, Ltd. in exchange for the cancellation of accounts payable of the Company in the amount of approximately $361,000.

         In January 1997, the Company issued an aggregate 26,087 shares of Common Stock to Amtech Associates, Inc. in exchange for the cancellation of accounts payable of the Company in the amount of approximately $150,000.

         In February 1997, the Company entered into two convertible loans each for $1,000,000. The loans are convertible into Common Stock at 80% of the average closing bid price per share of the Common Stock for the five trading days immediately preceding the conversion date. The loans bear interest at 10% which is due at the time of conversion. If not previously converted, the loans mature in February 1999. In connection with this financing, the Company also issued warrants to purchase an aggregate of 700,000 shares of Common Stock at a per share exercise price of $5.25.

         In March 1997, the Company issued an aggregate of 12,500 shares of Common Stock to Tonar Industries, Inc. in exchange for the cancellation of accounts payable of the Company in the amount of approximately $50,000.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data of the Company for, and at the end of (i) each of the years in the two-year period ended December 31,1993, (ii) the four months ended April 30, 1993 and 1994 and
(iii) the years ended April 30, 1995, 1996 and 1997 after giving effect in all periods presented for the discontinuance of a segment of the Company's business (See Note 4 to the financial statements). The Company changed its fiscal year-end from December 31 to April 30 on May 2, 1994. The Company acquired Signatel on October 28, 1994. On July 31, 1996 the Company acquired HH Communications, Inc. On October 31, 1996 the Company acquired 98.5% of Datatec Industries, Inc. All three acquisitions were accounted for using the pooling of interests method of accounting; consequently all periods presented reflect the combined accounts of all companies. On April 24, 1996 the Company acquired 80% of CASI which was accounted for as a purchase and the results of CASI operations from the date of acquisition are included below.

         The financial data presented below for, and at the end of, the four month period ended April 30, 1993, has been derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the financial data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data.

         The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.


                                           Year Ended               Four Months                       Year Ended
                                          December 31,            Ended April 30,                      April 30,

                                                             (In thousands, except per share data)

Statement of Operations Data:           1992        1993        1993         1994          1995         1996           1997
                                       --------  -----------  ---------   -----------   -----------  -----------   ------------

Net Sales                               $42,905      $50,629    $13,795       $16,332       $55,876      $59,169        $59,481
Operating Income                          2,935       13,244      2,299         1,191         3,204      (4,248)          1,538
Net income (loss) from Continuing
  Operations                              2,402       12,316      2,040         1,081         2,596      (5,149)            702
Discontinued Operations                  (1,460)      (6,491)    (1,700)       (2,600)       (4,989)     (8,046)         (5,662)
Extraordinary item                                                                                      (223)(a)
Net Income (loss)                           941        5,825        340        (1,519)       (2,393)     (13,418)        (4,960)
Loss Per Share:
  Income (loss) from Continuing
    Operations                                                                                 .14         (.28)           .03
  Discontinued Operations                                                                     (.27)        (.44)          (.24)
  Extraordinary Item                                                                             --        (.01)             --
                                                                                              -----        ----          ------
Net Loss Per Share                                                                            (.13)        (.73)          (.21)
                                                                                        ===========  ===========   ============
Average number of shares outstanding                                                     17,981,000   18,354,000     23,557,000


                                        DECEMBER 31,                                   April 30,
                                 --------------------------   ------------------------------------------------------------

                                    1992             1993        1993            1994           1995         1996        1997
                                    ----             ----        ----            ----           ----         ----        ----

Balance Sheet Data:

Working Capital (deficiency)       $    181        $ 5,447     $ 1,442           $444         $(585)        $(7,664)     $(2,957)
Total Assets                         13,510         13,877      13,103         17,665         22,334          23,494       27,804
Long-term debt                        1,242          1,057       2,170          2,509          3,642           2,338        5,001
Total shareholders'
  equity (deficit)                    1,511          6,893       1,761          4,768          1,967         (3,706)      (2,000)


Write off of unamortized deferred financing fees as a result of the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere herein. On October 28, 1994, July 31, 1996 and October 31, 1996, the Company acquired Signatel, HH and Datatec, respectively. These acquisitions have been accounted for as a pooling of interests and the financial information for all periods represent the combined results of all companies. On April 24, 1996 the Company acquired CASI. The acquisition has been accounted for as a purchase and the operations of CASI have been included from the date of acquisition. See
Note 2 to Consolidated Financial Statements. The financial information below gives effect to the discontinuance of a segment of the Company's business (See
Note 4 to the Financial Statements).

         In conjunction with the Company's merger with Sellectek in May 1994, the Company changed its fiscal year end from December 31 to April 30.

         In addition, certain matters discussed herein are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those presented.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED APRIL 30, 1997 AND 1996

         Net sales for the year ended April 30, 1997 were $59,481,000 compared to $59,169,000 for the year ended April 30, 1996.

         The current year was a year of significant change for the Company. The Company acquired two businesses during the year as well as discontinued a major segment of its business, the resale of computer and network equipment. In addition, the Company has more fully integrated the utilization of the software tools developed by CASI. The Company believes all of these changes to be positive long-term strategic decisions. However, during the current year these changes required a significant refocusing of the business as well as an assimilation process that will take several more months to fully complete.

         Gross profits for the year ended April 30, 1997 were $22,322,000 compared to $24,952,000 for the year ended April 30, 1996, representing 37% of sales for the year ended April 30, 1997 compared to 42% of sales for the year ended April 30, 1996. The decrease in gross margin is primarily attributable to a lack of working capital. During the year the Company experienced delays in receiving materials, was incurring additional costs in delivering materials on a rush basis and was less efficient in delivering its services to customers as a result of delays caused by a lack of working capital.

         Selling, general and administrative expenses for the year ended April 30, 1997 were $20,784,000 compared to $29,200,000 for the year ended April 30, 1996. Included in the year ended April 30, 1996 is a restructuring charge of $6,756,000. In April, 1995 the Company began an expansion plan which included the addition of a marketing group, additional salespeople, a new headquarters facility, a west coast configuration center and a new facility in the southeast and furniture to equip these offices. In April 1996, the Company realized the expansion plan, at the time, was overaggressive and began taking corrective actions. The Company relocated its headquarters facility to smaller, less expensive offices, and sold certain furniture and fixtures associated with the old headquarters facility. These actions along with the Company's continuing efforts to improve efficiency and reduce costs have resulted in additional savings.

         During June, 1997, the Company discontinued its business as a distributor of hardware. As a result of this decision, the operations of that business for all years presented in the accompanying financial statements have been included as a loss from discontinued operations. In the year ended April 30, 1997 the loss was $4,709,000. In addition to the loss from discontinued operations the Company's has provided a reserve of $953,000 for future losses relating to the phase out of this segment of its business (See Note 4 to the Financial Statements).

FISCAL YEARS ENDED APRIL 30, 1996 AND 1995

         Net sales for the year ended April 30, 1996 were $59,169,000 compared to $55,876,000 for the year ended April 30, 1995. The increase of 6% is largely attributable to a 41% increase in configuration services.

         Gross profits for the year ended April 30, 1996 were $24,952,000 compared to $23,260,000 for the year ended April 30, 1995, representing 42% for both years.

         Selling, general and administrative expenses for the year ended April 30, 1996 were $29,200,000 compared to $20,057,000 for the year ended April 30, 1995. As previously mentioned, the Company began an expansion program in late 1995 and felt the full effects of the additional costs during fiscal 1996. During April 1996 the Company realized the expansion plan was overaggressive and took action to restructure its business. Included in the year ended April 30, 1996 are $6,756,000 or restructuring changes. These restructuring changes included projected cash outflows for personnel severance and facilities consolidation as well as write downs of certain of the Company's long-lived assets.


BACKLOG

         The Company records revenue up on the performance of services. Many orders are performed over several months and often exceed one year, and, as a result, are added to the Company's backlog, which was approximately $38,000,000 and $36,000,000 as of July 31, 1996 and 1997, respectively. The Company expects that all of the backlog as of July 31, 1997 will be shipped by July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

EQUITY TRANSACTIONS

         In September 1996, October, 1996, and November, 1996, the Company issued 350,000 shares of preferred stock for net proceeds of approximately $6,561,000. The preferred stock was subsequently converted into approximately 2,500,000 shares of common stock. The proceeds were used to reduce outstanding debt and accounts payable of the Company's newly acquired subsidiary, Datatec.

         In June 1997 and July 1997, the Company issued 859,000 shares of common stock in private equity placements, raising approximately $3,120,000.

FINANCINGS

         In March, 1997, the Company replaced existing credit facilities with a $17,000,000 credit facility consisting of (i) a $15,000,000 three year revolving credit facility and (ii) $2,000,000 three year term loan payable in 36 monthly installments of principal and interest. The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 50% of eligible inventory. The revolving line of credit bears interest at prime plus
 .75% and the term loan bears interest at prime plus 1.5%. As of April 30, 1997 approximately $11,675,000 was outstanding under the revolving credit facility and $2,000,000 was outstanding under the term loan.

         In February 1997, the Company issued convertible notes of $2,000,000, which mature in February 1999. These notes bear interest at 10% per annum payable at conversion or maturity. These notes, however, are convertible into the Company's common stock following the expiration of six months following the closing date, at the Company's option. Upon conversion, the aggregate amount of the notes plus accrued interest converts into common stock at 80% of the then quoted price of a share of the Company's common stock. In connection with these notes, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $5.25 per share, the fair market value on the date of issuance. It is anticipated that the notes will be converted into shares of the Company's Common Stock prior to maturity.

         As of April 30, 1997, the Company had a working capital deficiency of $2,957,000 compared to a working capital deficiency of $7,664,000 at April 30, 1996. The improvement in working capital is attributable to the above mentioned equity offering and loans.

         As of April 30, 1997, the Company had net operating loss carryforwards for income tax purposes of $10,200,000 to offset future taxable income. Such net operating loss carryforwards begin to expire in 2011.

         The Company believes it has adequate liquidity and resources to sustain current operations for the next twelve (12) months.

INFLATION

         In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Consolidated Balance Sheets as of April 30, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . 28
Consolidated Statements of Operations for the years ended April 30, 1995,
  1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the
  years ended April 30, 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
Consolidated Statements of Cash Flows for the years ended
 April 30, 1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 33


                                    SCHEDULES

Schedule II       -        Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . 51

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Glasgal Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Glasgal Communications, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1996 and 1997 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glasgal Communications, Inc. and subsidiaries as of April 30, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

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



                                                      /s/ ARTHUR ANDERSEN LLP
                                                      -----------------------
Roseland, New Jersey                                  ARTHUR ANDERSEN LLP
August 9, 1997

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            April 30,
                                                                            ---------

                                                                      1996                1997
                                                                      ----                ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 4)                    $2,219,000           $ 1,135,000
Accounts receivable, less allowances of $538,000 and
     $520,000 in 1996 and 1997, respectively, for doubtful
     accounts (Note 4)                                        7,470,000            11,289,000
Inventory (Notes 1 and 4)                                     3,238,000            2,134,000
Prepaid expenses and other current
     assets (Note 1)                                          1,045,000            1,446,000
Net assets from discontinued operations (Note 4)              3,226,000            4,816,000
                                                              ---------            ---------
         Total current assets                                 17,198,000           20,820,000
PROPERTY AND EQUIPMENT, net
   (Notes 1, 3 and 6)                                         3,299,000            3,634,000
GOODWILL (Note 2)                                             1,866,000            1,680,000
OTHER ASSETS  (Note 1 )                                       1,131,000            1,670,000
                                                            -----------          ------------
         Total assets                                       $23,494,000          $27,804,000
                                                            ===========          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings (Note 5)                               $8,337,000          $11,675,000
Current portion of long-term
     obligations (Note 6)                                     2,555,000              850,000
Accounts payable                                              7,701,000            5,415,000
Accrued liabilities                                           6,251,000            5,331,000
Other current liabilities                                        18,000              506,000
                                                             ----------          -----------
         Total current liabilities                           24,862,000           23,777,000
                                                             ----------          =----------
DUE TO RELATED PARTIES (NOTE 9)                                      --            1,026,000
                                                              ----------         ------------
LONG-TERM OBLIGATIONS (Note 6)                                2,338,000           5,001,000
                                                              ----------          ----------
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY (DEFICIT):

   Preferred stock, $.001 par value (4,000,000 shares
   authorized, no shares issued and outstanding)                     --                  --
Common stock, $.001 par value (authorized 34,000,000
     shares; issued and outstanding 20,341,000 and
     23,661,000 shares, respectively) (Notes 7 and 14)           20,000              24,000
Additional paid-in capital                                   11,662,000          10,341,000
Accumulated deficit                                         (15,141,000)        (12,080,000)
Cumulative translation adjustment (Note 1)                     (247,000)           (285,000)
                                                            ------------        ------------
     Total shareholders' equity (deficit)                    (3,706,000)         (2,000,000)
                                                            ------------        ------------
       Total liabilities and shareholders' equity
       (deficit)                                            $23,494,000         $27,804,000
                                                            ===========         ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the Years Ended
                                                                                             April 30,
                                                                   --------------------------------------------------------------

                                                                            1995                  1996                  1997
                                                                            ----                  ----                  ----

Net Sales                                                           $   55,876,000         $   59,169,000        $   59,481,000
Cost of sales                                                           32,616,000             34,217,000            37,159,000
                                                                    --------------         --------------        --------------
Gross Profit                                                            23,260,000             24,952,000            22,322,000


Selling, general and administrative expenses (Note 13)                  20,057,000             29,200,000            20,784,000
                                                                    --------------         --------------        --------------
Operating  income                                                        3,203,000             (4,248,000)            1,538,000

Other Income                                                                    --                     --               430,000

Interest Expense (Notes 5 and 6)                                          (495,000)              (938,000)           (1,155,000)
                                                                    --------------         --------------        --------------
Income (loss) before provision (benefit) for income taxes                2,708,000             (5,186,000)              813,000
Provision (benefit) for income taxes (Notes 1& 8)                          112,000                (37,000)              111,000
                                                                    --------------         --------------        --------------
Income (loss) from Continuing Operations                                 2,596,000             (5,149,000)              702,000
Discontinued Operations (Note 4):
  Loss from operations                                                  (4,989,000)            (5,762,000)           (4,709,000)
  Provision for future losses                                                   --             (2,284,000)             (953,000)
                                                                    --------------         --------------        --------------

LOSS BEFORE EXTRAORDINARY ITEM                                          (2,393,000)           (13,195,000)           (4,960,000)

Extraordinary Item                                                               -               (223,000)                    -
                                                                    --------------         --------------        --------------

NET LOSS                                                            $   (2,393,000)        $  (13,418,000)      $    (4,960,000)
                                                                    ===============        ==============       ================


INCOME (LOSS) PER SHARE
  Income (loss) from continuing operations                          $           .14        $         (.28)      $           .03
  Discontinued operations                                                      (.27)                 (.44)                 (.24)
  Extraordinary item                                                             --                  (.01)                   --
                                                                      --------------         --------------        --------------

NET LOSS PER SHARE                                                  $          (.13)       $         (.73)      $          (.21)
                                                                   =================       ===============      =================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES (Note 1)                                            17,981,000             18,354,000           23,557,000
                                                                   ----------------         --------------        --------------

                 THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

                          Glasgal Communications, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 5)

                                                                        Preferred Stock                    Common Stock
                                                               -------------------------------------------------------------------
                                                                                                              Issued
                                                               --------------   ---------------  ---------------------------------
                                                                  Shares           Dollars            Shares           Dollars
                                                               --------------   ---------------  -----------------  --------------

Balance at April 30, 1994                                                  -   - $           -      15,817,000    $             -
                                                               --------------   ---------------  -----------------  --------------

  Distributions to S Corporation Shareholders
  Sellectek merger ( Note 7)
  Private Placement Offerings of
    Common stock                                                                                       180,000
  Conversion of accounts payable
    into Common stock                                                                                  100,000
  Exercise of warrants                                                                                 125,000
  Net loss
  Effect of exchange rate changes
  Common stock issued for options exercised                                                             19,000
  Stock exchanged for cancellation of loan (Note 9)                                                   (442,000)


                                                               --------------   ---------------  -----------------  --------------
Balance at April 30, 1995                                                      - $           -      15,799,000    $           -
                                                               ==============   ===============  =================  ==============

  Distributions to S Corporation Shareholders
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                                                           443,000
  Public offering of common stock
      and warrants (Note 7)                                                                          3,566,000
  Acquisition and cancellation of
      common stock                                                                                     (13,000)
  Common stock issued for options exercised                                                            189,000
  Change in par value of common stock (Note 14)                                                                            20,000
  Private placement offering of common stock                                                           313,000                  -
  Stock issued for business acquisition (Note 2)                                                        44,000                  -
  Net loss
  Effect of exchange rate changes                                                                                               -

                                                               --------------   ---------------  -----------------  --------------
Balance at April 30,1996                                                       - $              -      20,341,000      $   20,000
                                                               --------------   ---------------  -----------------  --------------

  Distributions to S Corporation Shareholders
  Issuance of preferred stock (Note 7)                               350,000                     -
  Conversion of preferred stock into common stock (Note 7)          (350,000)                    -      2,500,000           3,000
  Exercise of warrants and options                                                                        649,000           1,000
  Conversion of accounts payable into common stock                                                        171,000               -
  Conversion from S corporation status to C corporation
  Net loss
  Effect of exchange rates changes

                                                               --------------   ---------------  -----------------  --------------
Balance at April 30, 1997                                                      - $              -      23,661,000      $   24,000
                                                               ==============   ===============  =================  ==============

                                                                     Additional           Additional              Retained
                                                                    Paid-in-capital     Paid-in-capital           Earnings
                                                                     Preferred              Common               (Deficit)
                                                                   ---------------    --------------------   -------------------

Balance at April 30, 1994                                        $             -     $       2,264,000       $     3,177,000
                                                                   ---------------    --------------------   -------------------

  Distributions to S Corporation Shareholders                                                                     (1,790,000)
  Sellectek merger ( Note 7)                                                                    190,000
  Private Placement Offerings of
    Common stock                                                                                428,000
  Conversion of accounts payable
    into Common stock                                                                           237,000
  Exercise of warrants                                                                          237,000
  Net loss                                                                                                           (2,393,000)
  Effect of exchange rate changes
  Common stock issued for options exercised                                                     94,000
  Stock exchanged for cancellation of loan (Note 9)                                           (476,000)


                                                                   ---------------    --------------------   -------------------
Balance at April 30, 1995                                        $             -     $       2,974,000       $    (1,006,000)
                                                                   ===============    ====================   ===================

  Distributions to S Corporation Shareholders                                                                       (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                                                   579,000
  Public offering of common stock
      and warrants (Note 7)                                                                  6,535,000              (50,000)
  Acquisition and cancellation of
      common stock                                                                             (27,000)
  Common stock issued for options exercised                                                    123,000
  Change in par value of common stock (Note 14)                                                (20,000)
  Private placement offering of common stock (Note 2)                                        1,207,000
  Stock issued for business acquisition (Note 2)                                               291,000
  Net loss                                                                                 (13,418,000)
  Effect of exchange rate changes

                                                                   ---------------    -------------------- -------------------
Balance at April 30,1996                                            $          -         $     11,662,000     $  (15,141,000)
                                                                   ---------------    -------------------- -------------------

  Distributions to S Corporation Shareholders                                                                          (837,000)
  Issuance of preferred stock (Note 7)                                  6,562,000
  Conversion of preferred stock into common stock (Note 7)             (6,562,000)              6,559,000
  Exercise of warrants and options                                                                429,000
  Conversion of accounts payable into common stock                              -                 549,000
  Conversion from S corporation status to C corporation                                        (8,858,000)            8,858,000
  Net loss                                                                                                           (4,960,000)
  Effect of exchange rates changes


                                                                   ---------------    --------------------   -------------------
Balance at April 30, 1997                                           $          -         $     10,341,000        $  (12,080,000)
                                                                   ===============    ====================   ===================

                                                                   Cumulative               Total
                                                                   Translation          Shareholders'
                                                                   Adjustment              Equity
                                                                 ----------------    --------------------

Balance at April 30, 1994                                        $   (272,000)      $       5,169,000
                                                                 ----------------    --------------------

  Distributions to S Corporation Shareholders                                              (1,790,000)
  Sellectek merger ( Note 7)                                                                   190,000
  Private Placement Offerings of
    Common stock                                                                               428,000
  Conversion of accounts payable
    into Common stock                                                                          237,000
  Exercise of warrants                                                                         237,000
  Net loss                                                                                  (2,393,000)
  Effect of exchange rate changes                                      174,000                 174,000
  Common stock issued for options exercised                                                     94,000
  Stock exchanged for cancellation of loan (Note 9)                                           (476,000)


                                                                 ----------------    --------------------
Balance at April 30, 1995                                             (98,000)      $        1,870,000
                                                                 ================    ====================

  Distributions to S Corporation Shareholders                                                 (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                                                   579,000
  Public offering of common stock
      and warrants (Note 7)                                                                  6,485,000
  Acquisition and cancellation of
      common stock                                                                             (27,000)
  Common stock issued for options exercised                                                    123,000
  Change in par value of common stock (Note 14)                                                      -
  Private placement offering of common stock (Note 2)                                        1,207,000
  Stock issued for business acquisition (Note 2)                                               291,000
  Net loss                                                                                 (13,418,000)
  Effect of exchange rate changes                                       (149,000)             (149,000)

                                                                 ----------------    --------------------
Balance at April 30,1996                                            $   (247,000)       $   (3,706,000)
                                                                 ----------------    --------------------

  Distributions to S Corporation Shareholders                                                 (837,000)
  Issuance of preferred stock (Note 7)                                                       6,562,000
  Conversion of preferred stock into common stock (Note 7)                                           -
  Exercise of warrants and options                                                             430,000
  Conversion of accounts payable into common stock                                             549,000
  Conversion from S corporation status to C corporation                                              -
  Net loss                                                                                  (4,960,000)
  Effect of exchange rates changes                                       (38,000)              (38,000)


                                                                 ----------------    --------------------
Balance at April 30, 1997                                           $   (285,000)       $   (2,000,000)
                                                                 ================    ====================


                     The accompanying notes to consolidated
                   financial statements are an integral part
                        of these consolidated statements

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the Years Ended
                                                                                   April 30,
                                                            --------------------------------------------------------------------

                                                               1995                   1996                     1997
                                                               ----                   ----                     ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $  (2,393,000)         $  (13,418,000)           $  (4,960,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
   activities--
   Depreciation and amortization                                     862,000               1,114,000                1,200,000
   Extraordinary item                                                     --                 223,000                       --
   Changes in operating assets and liabilities net
     of effects from purchase of CASI
      (Increase) decrease in accounts
      receivable, net                                             (1,641,000)              1,860,000               (3,819,000)
      (Increase) decrease in inventory                               (39,000)               (378,000)               1,104,000
      (Increase) decrease in prepaid expenses and
     other assets                                                   (572,000)              2,044,000                 (940,000)
      Increase in net assets from discontinued
     operations                                                     (725,000)               (777,000)               (1,590,000)
      Increase (decrease) in accounts payable,
     accrued liabilities and other                                 3,262,000               3,661,000                (2,169,000)
                                                             ---------------          --------------              -------------
      Net cash used in
      Operating activities                                       (1,246,000)              (5,671,000)              (11,174,000)
                                                            ----------------          --------------              -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                          2,884,000                 (725,000)              (1,349,000)
  Net cash used for CASI acquisition                                     --                 (705,000)                      --
  Advances to CASI                                                       --               (1,135,000)                      --
                                                            ------------------        --------------              -------------
      Net cash provided by (used in) investing                    2,884,000               (2,565,000)               (1,349,000)
                                                            ------------------        --------------              -------------
     activities

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                                 --               8,337,000                3,338,000
Net Proceeds (Payments) of  indebtedness                           4,457,000              (5,103,000)                 958,000
Net Proceeds from Common Stock/Warrant
   issuances                                                         958,000               7,772,000                6,992,000
Net proceeds from related parties                                        --                       --                1,026,000
Distributions to Stockholders                                     (1,790,000)               (667,000)                (837,000)
                                                            -----------------          -------------               -----------
        Net cash provided by (used in) financing
       activities                                                  3,625,000              10,339,000               11,477,000
                                                            ----------------          -------------               -----------
        Net effect of foreign currency translation
       on cash                                                       173,000               (149,000)                 (38,000)
                                                            ----------------          -------------               -----------
        Net (decrease) increase in cash                             (332,000)             1,954,000               (1,084,000)

CASH AT BEGINNING OF PERIOD                                          597,000                265,000                 2,219,000
                                                            ----------------          -------------               -----------
CASH AT END OF PERIOD                                          $     265,000          $   2,219,000            $    1,135,000
                                                              ==============          =============            ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid                                                 $     624,000         $    1,020,000        $     1,313,000

Income taxes paid                                             $     600,000         $       14,000        $       397,000


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On June 6, 1994, a vendor converted $250,000 of Glasgal's accounts payable into 100,000 shares of Glasgal's Common Stock.

On April 30, 1995, Mr. Glasgal contributed 442,478 shares of Common Stock in consideration for the cancellation of $476,000 owed to the Company.

On  April  24,  1996,  the  Company   purchased  80%  of  the  common  stock  of
Computer-Aided Software Integration, Inc. (CASI) for $500,000 in cash plus 44,260 shares of common stock of the Company valued at $290,000.


Goodwill                                            $1,866,000
Cash Paid for Common Stock (including expenses)      (705,000)
Common Stock Issued                                  (290,000)
                                                    ----------
Liabilities Assumed                                 $  871,000
                                                    ==========

During 1997, the Company converted $561,000 of accounts payable into 171,000 shares of common stock.



                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

         Business--

         Glasgal Communications, Inc. (the "Company" or "Glasgal"), and its subsidiaries are in the business of providing software-enabled technical configuration, integration and implementation services (See
         Note 4).

         Basis of Presentation -

         The consolidated financial statements include the accounts of the Company and its subsidiaries. These consolidated financial statements include, for all periods presented, the accounts of all companies acquired under the pooling of interests method of accounting (See Note
         2). All intercompany accounts and transactions have been eliminated.

         Theaccompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has incurred net losses and operating cash flow deficits. During Fiscal 1997, the Company completed two acquisitions which have substantially increased its revenues and the integration of these operations has resulted in significant cash requirements (See Note 4). As a consequence, the Company has had to rely primarily on private placements of equity to fund its working capital requirements.

         Subsequent  to  April  30,  1997,  the  Company  raised   approximately
         $3,120,000 in private equity placements for 859,000 shares of its common stock. Although there can be no assurance that additional funds will be obtained, if needed, management believes that its fiscal 1998 operating plan is attainable and, together with the funds received from the private placements subsequent to April 30, 1997, will provide sufficient funds to enable the Company to meet its debt service and working capital requirements.

         Significant Accounting Policies-

         Revenue Recognition--

         Revenues from configuration, deployment and implementation services are recognized as the services are provided.

         Contract Costs-

         Precontract costs incurred in connection with defining and clarifying technical requirements and designing technical solutions are deferred and amortized as the services are provided. As of April 30, 1997, approximately $980,000 of such costs are included in other current assets.

         Cash and Cash Equivalents-

         The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. The Company has $210,000 of restricted cash as of April 30, 1997.

         Inventory--

         Inventory is stated at the lower of cost (first-in, first-out basis) or market.

         Property and Equipment--

         Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and declining balance methods over the estimated useful lives or lease terms of the related assets, whichever is shorter.

           Capitalized Software Costs --

         The Company capitalized certain software costs which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed three years. Approximately $300,000 of capitalized software costs are included in other assets in the accompanying consolidated financial statements as of April 30, 1997.

         Long-Lived Assets --

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, reserves have been provided to record certain assets at net realizable value (See Notes 4 and 13).

         Stock Based Compensation --

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 7).

         Income Taxes--

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Certain transactions are recorded in the accounts in a period different from that in which these transactions are reported for income tax purposes. These transactions, as well as other temporary differences between the basis in assets and liabilities for financial reporting and income tax purposes, result in deferred income taxes.

         Earnings (Loss) per Share --

         Earnings (loss) per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares have not been included, if antidilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending April 30, 1998. The adoption of this standard will require restatement of prior years' earnings per share.

         If the Company had adopted  the new  standard in 1997,  basic  earnings
         (loss) per common share from continuing operations, discontinued operations and net loss per common share would have been $.03, ($.27), and $(.24), respectively, based on 21,151,000 basic weighted average shares. Diluted earnings per share from continuing operations would have been the same as basic earnings per share.

         Foreign Currency Translation --

         The local currency of the Company's foreign subsidiaries is its functional currency. Assets and liabilities of the Company's foreign subsidiaries are translated into US dollars at the current exchange rate. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders' equity (deficit).

         Use of Estimates --

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

         Reclassifications --

         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

(2)      MERGERS AND ACQUISITIONS:

         CASI --

         On April 24, 1996, the Company acquired 80% of the outstanding common stock of CASI, a company that develops and licenses software products, in exchange for $500,000 and 44,260 shares of common stock of the Company valued at $6.57 per share based on the average trading price of the Company's common stock for several days before and after the date of the acquisition agreement. The acquisition was accounted for as a purchase. The excess of purchase price over fair value of net assets acquired is included in goodwill and is being amortized over 10 years on a straight-line basis. Revenues of CASI, which commenced operations in February, 1995, were immaterial and CASI recorded losses of $490,000 and $415,000 in the period from inception through December 31, 1995 and the four months ended April 30, 1996, respectively.

         In connection with this transaction, in March 1996 the Company completed a private placement offering of 312,500 shares of common stock. The net proceeds of the private placement offering, $1,207,000, were used to acquire 80% of the issued and outstanding shares of common stock of CASI, and to provide CASI with working capital.

         HH Communications, Inc. --

         On July 31, 1996, the Company acquired all of the issued and outstanding shares of HH Communications, Inc. (HH), a value-added reseller of computer hardware, in exchange for 1,500,000 shares of its common stock. The transaction has been accounted for as a pooling of interests.

         Datatec Industries, Inc. --

         On October 31, 1996, the Company acquired 98.5% of the issued and outstanding shares of Datatec Industries, Inc. (Datatec), an implementor of information communications networks, in exchange for 4,000,000 shares of its common stock. The transaction has been accounted for as a pooling of interests.

         Presented below are the individual entity and combined financial information, after giving effect to classifying certain segments of the Company's business as discontinued operations (See Note 4).

                                          GLASGAL                     HH                    Datatec                  Combined
                                         ----------------     -------------------   ------------------------   --------------------

For the year ended April 30, 1995

Net Sales                                   $  3,252,000     $           -             $   52,624,000         $   55,876,000
Income  from Continuing Operations               673,000                 -                  1,923,000              2,590,000
Loss from Discontinued Operations             (2,317,000)          (92,000)                (2,580,000)            (4,989,000)
Net loss                                      (1,644,000)          (92,000)                  (657,000)            (2,393,000)

For the year ended April 30, 1996

Net Sales                                   $  5,055,000      $          -            $   54,114,000          $   59,169,000
Income (loss) from Continuing Operations       2,298,000                 -                (7,447,000)             (5,149,000)
Loss from Discontinued Operations             (3,255,000)         (289,000)               (4,502,000)             (8,046,000)
Extraordinary loss                              (223,000)                -                          -               (223,000)
Net loss                                      (1,180,000)         (289,000)               (11,949,000)           (13,418,000)

For the year ended April 30, 1997


Net Sales                                   $  4,835,000      $          -            $   54,646,000          $   59,481,000
Income (loss) from Continuing Operations        (226,000)                -                   928,000                 702,000

Loss from Discontinued Operations             (5,267,000)         (395,000)                        -              (5,662,000)
Net income (loss)                             (5,493,000)         (395,000)                  928,000              (4,960,000)

         The combined results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, the combined results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from operations.

(3)       PROPERTY AND EQUIPMENT:

           The following is a summary of property and equipment.


                                                            April 30,
                                                            ---------
                                                    1996              1997
                                                    ----              ----
Equipment                                        $1,078,000       $  977,000
Computer Equipment                                2,893,000        3,158,000
Furniture, fixtures and leasehold improvements    2,548,000        2,444,000
                                                  ---------       ----------
                                                  6,519,000        6,579,000
 Less--Accumulated depreciation and
  amortization                                    3,220,000        2,945,000
                                                  ---------        ---------

  Property and equipment, net                    $3,299,000       $3,634,000
                                                 ==========       ==========

(4)      DISCONTINUED OPERATIONS:

         Prior to fiscal 1997, the Company had primarily been a distributor of data communications equipment. Commencing with the Company's acquisition of Signatel in October 1994, the Company revised its business strategy to expand its implementation of information communication network services. The acquisition of Datatec and CASI (See Note 2) enabled the Company to transition from predominantly a reseller of data communications network equipment to an open systems integrator, providing software enabled configuration, deployment and implementation services. The acquisition of HH (See Note 2), a value added reseller of computer equipment, provided the Company the opportunity to introduce these services to HH's premier customers. Datatec's prior services were typically of short duration. As of April 30, 1997, the Company has entered into long term contracts of significant value.

         After  several  months of  assimilating  the  Datatec  acquisition  and repositioning its services, the Company, in June 1997, with the concurrence of its Board of Directors, discontinued its data communications equipment distribution business. The Company is currently winding down this business which is expected to be completed by the end of fiscal 1998. The Company is no longer a distributor of data communications equipment and will only honor its existing commitments.

         The net losses of this business prior to April 30, 1997 are included in the consolidated statements of operations as discontinued operations. Revenues from such operations were $35,004,000, $43,033,000 and
         $35,178,000  for the  years  ended  April  30,  1995,  1996  and  1997, respectively. Substantially all assets to be disposed of were those of Glasgal. Included in net assets from discontinued operations is a 10 year mortgage agreement with a bank for $977,000, with an interest rate of 8.05% per annum. Beginning in the year 2002, the interest rate is subject to adjustment, as defined.

         The provision for future losses of discontinued operations included in the consolidated statements of operations includes the write-down of assets to estimated net realizable value.

         As of April  30,  1996,  Datatec  had  discontinued  its  international operations, which was a distributor of computer hardware, and its Shoppertrak division, which developed and sold a proprietary system that provided shopper traffic information. The loss from current year operations was approximately $2,579,000 and $2,218,000 in 1995 and 1996, respectively, and the provision for future losses was approximately $2,284,000 as of April 30, 1996, substantially all of which was utilized in 1997. Revenues relating to these operations were approximately $14,000,000 in 1995 and 1996.

(5)      SHORT-TERM BORROWINGS:

         In October 1996, the Company amended its credit facility with a bank which was outstanding as of April 30, 1996. The Amended agreement that provided for the borrowing of the lesser of $10,500,000 or a sum based on a formula of qualified assets. As of April 30, 1996 the interest rate was 9.0%. The outstanding borrowings under this facility were repaid during 1997 with the proceeds obtained from the revolving loan discussed below.

         During 1997, the Company entered into a revolving loan agreement that provides for maximum borrowings of $15,000,000. Availability under the revolving loan is calculated at the sum of 85% of eligible accounts receivable, as defined, and 50% of the cost or wholesale market value of eligible inventory, as defined. The amount of available borrowings, as defined, was $11,989,000 as of April 30, 1997. The revolving loan accrues interest at the prime rate plus 0.75% (9.25% at April 30, 1997).

(6)      LONG-TERM DEBT:

         Long term debt consists of the following:



                                                  April 30,
                                     --------------------------------------

                                          1996                    1997
                                     -----------------      -----------------

Term loan (a)                               $2,023,000      $              --
New Jersey EDA Note (b)                        895,000                680,000
Term note (c)                                       --              2,000,000
Convertible notes (d)                               --              2,000,000
Capital leases                               1,975,000              1,171,000
                                     -----------------      -----------------
        Total Debt                           4,893,000              5,851,000
Less - Current maturities                   (2,555,000)              (850,000)
                                     -----------------      ------------------
   Long-term debt, net of current
      maturities                            $2,338,000             $5,001,000
                                     =================      ===================

         (a) The $2,800,000 term loan provided for equal monthly installments of $78,000 commencing July 1995 through June 1998. As of April 28, 1996 the interest rate was 10.25%. The borrowings were repaid during 1997.

         (b) The Company entered into a $1,320,000 loan agreement with the New Jersey Economic Development Authority ("NJEDA"). The note provides for monthly payments of principal and interest through June 1, 2002. Monthly principal payments range from $9,000 to $14,000. Interest is based on a floating rate equal to the variable rate borne by the NJEDA Economic Growth Bonds. As of April 30, 1997 the interest rate was 4.5%. The note is secured by the assets acquired with the loan proceeds.

         (c) In March 1997, the Company entered into a $2,000,000 term note. The term note bears interest at a variable rate equal to the prime rate plus 1.5% (10.0% at April 30, 1997) and is payable monthly. The outstanding principal is payable in 36 monthly installments and matures in April 2000. The term note is collateralized by certain assets, as defined.

         (d) In February 1997, the Company issued convertible notes of $2,000,000, which mature in February 1999. These notes bear interest at 10% per annum payable at conversion or maturity. These notes, however, are convertible into the Company's common stock following the expiration of six months following the closing date at the Company's option. Upon conversion, the aggregate amount of the notes plus accrued interest converts into common stock at 80% of the then quoted price of a share of the Company's common stock. In connection with these notes, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $5.25 per share, the fair market value on the date of issuance. It is the intent of the Company to convert the notes into common shares in August 1997.

           The scheduled repayments of long-term debt are as follows:



1998                             $     850,000
1999                                 2,725,000
2000                                 1,757,000
2001                                   371,000
2002                                   148,000

 (7)     SHAREHOLDERS' EQUITY:

         On May 2, 1994, the Company merged with and into Sellectek, Incorporated (Sellectek), a public company which had cash and no liabilities. For accounting purposes, the merger has been recorded as a recapitalization of the Company with the Company as the acquirer (reverse acquisition). Sellectek changed its name to Glasgal.

         In connection with a January 1994 common stock purchase agreement with Direct Connect International, Inc. (DCI), DCI converted approximately $2,000,000 of indebtedness into 2,723,973 shares of common stock of the Company. Under the agreement, the Company has the right to require DCI to purchase up to 1,337,230 additional shares ("Additional Shares") of Common Stock of the Company for an aggregate of $8,750,000, less current warrant solicitation fees (the "Additional DCI Investment"). The Company may require the Additional DCI Investment if, and then only to the extent, that DCI receives proceeds from the exercise of existing warrants. If the Company does not require the Additional DCI Investment, DCI may still purchase, on the same terms, up to one-half of the additional shares.

         Public Offering --

         During 1995, the Company consummated two bridge financings for aggregate proceeds of $1,270,000. In connection with the financings, 442,478 shares of common stock were issued at $1.13 per share and warrants were issued for the purchase of 950,000 shares of common stock. Each warrant was subsequently converted into a warrant having terms identical to those of the redeemable warrants issued in connection with the public offering (the Offering) discussed below. The bridge financings were repaid from the proceeds of the Offering resulting in the write-off of the unamortized original issue discount and deferred financing costs of $223,000 as an extraordinary loss.

         On September 28, 1995, the Company completed the Offering of 1,783,000 units at $5.00 per unit (including an overallotment of 258,000 units in October 1995) for net proceeds of approximately $6,485,000. Each unit consisted of two shares of Common Stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $3.75 per share. In addition, in connection with the sale of 400,000 shares of common stock by certain selling shareholders, the Company contributed 200,000 redeemable warrants (valued at $50,000) that were included in the 200,000 units sold by such shareholders.

         Preferred Stock --

         During 1997, the Company issued 350,000 shares of convertible preferred stock. The net proceeds from these issuances were approximately $6,562,000. The preferred stock was subsequently converted into 2,500,264 shares of common stock.

         Common Stock Options --

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

         The 1993 Consultant Stock Option Plan (the "1993 Plan") provides for grants of 30,000 shares of common stock to selected persons who provide consulting and advisory services to the Company at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods are determined by the Board of Directors.

         The following table represents a summary of stock option activity under the 1990 Plan and the 1993 Plan:

                                                                                                    1993 CONSULTANT STOCK

                                                           1990 STOCK OPTION PLAN                        OPTION PLAN
                                               -----------------------------------------------     --------------------------

                                                   SHARES                      PRICE                  SHARES             PRICE
                                               --------------      ------------------------------  -------------      -----------
Options outstanding at April 30, 1995                 486,849             $ 1.25 - $ 15.63                 4,000      $   5.00



Granted                                               353,000            $ 2.775 - $ 10.55                 5,000      $   2.50

Exercised                                            (91,248)                  $ 1.25                      4,000      $   5.00
Canceled                                             (53,320)                  $ 1.25                          -           -
                                               --------------      ------------------------------  -------------      ------------

Options outstanding at April 30, 1996                 695,281             $ 1.25 - $ 15.63                 5,000      $   2.50



Granted                                                63,500             $ 6.00 - $ 10.55                     -             -
Exercised                                           (122,107)                  $ 1.25                          -             -
Canceled                                             (81,243)              $1.25 - $10.55                      -             -
                                               --------------      ------------------------------  -------------      ------------

Options outstanding at April 30, 1997                 555,431             $ 1.25 - $ 15.63                 5,000      $    2.50
                                               ==============      ==============================  =============      ============

Exercisable at April 30, 1997                         293,396             $ 1.25 - $ 15.63                 5,000      $   2.50
                                               ==============      ==============================  =============      ============

         As of April 30, 1997, a total of 597,000 and 4,000 shares remain reserved for future grants under the 1990 Plan and the 1993 Plan, respectively.

         The 1995 Directors Stock Option Plan (the "Directors Plan") provides for grants of 500,000 shares of Common Stock. All members of the Board of Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as a Director of the Company.


                                                                  1995 DIRECTORS STOCK
                                                                      OPTION PLAN
                                                            ------------------------------------------

                                                                  Shares                     Price
                                                                  ------                     -----

Options Outstanding at April 30, 1995                             48,000                     $1.25

Granted during 1996                                               72,000                $2.552 - $2.775
Exercised                                                           --                         --
Canceled                                                            --                         --
                                                             -----------------        --------------------
Options outstanding at April 30, 1996                            120,000                $1.25 - $2.775

Granted                                                           96,000                 $6.73 - $8.33
Exercised                                                           --                         --
Canceled                                                            --                         --
                                                             -----------------        --------------------
Options outstanding at April 30, 1997                            216,000                 $1.25 - $8.33
                                                             =================        ====================

Shares exercisable at April 30, 1997                              88,000                 $1.25 - $2.775
                                                             =================        ====================

         As of April 30, 1997, 284,000 shares were available for future issuance under the Directors Plan.

         During January 1992, the Company granted options to purchase 1,386,742 shares of its common stock, at an exercise price of $.005 per share.
         The options may be exercised at any time prior to January 1, 2002. 345,000 options have been exercised as of April 30, 1997. In April 1993, the Company granted options, which expire in April 2003, to purchase 109,755 shares of common stock to a consultant/advisor to the Company at an exercise price of $.005 per share. As of April 30, 1997, 93,291 options have been exercised.

         In March 1995, the Company granted options to purchase 165,000 shares of Common Stock at an exercise price of $1.25 to certain executive officers of the Company. These options vest over a three year period beginning August 24, 1995. The options expire in March 2005. No options have been exercised as of April 30, 1997.

         On April 25,  1995 the  Company  granted  options to  purchase  350,000 shares of Common Stock at an exercise price of $1.75, to certain officers of the Company. These options are exercisable, at any time and from time to time, prior to April 21, 2005. During 1996, 95,455 options were canceled. As of April 30, 1997 no options have been exercised.

         The table below sets forth the activity relating to stock options referred to above which were originally granted by the Company not pursuant to any option plan.


                                                         SHARES                  PRICE
                                                    ----------------     ----------------------
Options Outstanding at April 30, 1995                      2,011,497         $.005 - $1.75


Granted                                                           --               --

Exercised                                                   (94,000)              $.005
Canceled                                                    (95,455)              $1.75
                                                     ---------------      ---------------------

Options Outstanding at April 30, 1996                      1,822,042         $.005 - $1.75

Granted                                                           --               --
Exercised                                                    349,293             $.005
Canceled                                                          --               --
                                                    ----------------     ----------------------
Options Outstanding at April 30, 1997                      1,472,749         $.005 - $1.75
                                                    ================     ======================

         In 1996, the Company adopted the 1996 Employee and Consultant Stock Option Plan (the "1996 Plan"), under which 2,000,000 shares of common stock are reserved for issuance. The 1996 Plan was established to attract, retain, and provide equity incentives to selected employees to promote the financial success of the Company.

           The following table represents a summary of the stock option activity under the 1996 Plan:

                                                            1996 EMPLOYEE AND CONSULTANT
                                                                  STOCK OPTION PLAN
                                                           -------------------------------------

                                                                SHARES                 PRICE
                                                          -------------------      -------------
Options outstanding at April 30, 1996                                  --      $          --

Granted                                                         1,500,000         $5.82 - $6.928
Exercised                                                              --               --
Canceled                                                          121,000         $5.82 - $6.928
                                                      -------------------      ---------------------
Options outstanding at April 30, 1997                           1,379,000         $5.82 - $6.928
                                                      ===================      =====================


         In 1996, the Company adopted the senior executive stock option plan (the "1996 Executive Plan") under which 560,000 shares of common stock are reserved for issuance to senior executive officers of the Company at an exercise price as determined by the plan committee at the time of grant.

         Thefollowing table represents a summary of stock option activity under the 1996 Executive Plan:

                                                               SENIOR EXECUTIVE PLAN
                                                    --------------------------------------------

                                                            SHARES                     PRICE
                                                      -------------------      ---------------------
Options outstanding at April 30, 1996                                  --      $          --

Granted                                                           535,000              $5.25
Exercised                                                              --               --
Canceled                                                               --               --
                                                      -------------------      ---------------------
Options outstanding at April 30, 1997                             535,000              $5.25
                                                      ===================      =====================


         The 1996 Stock Option Conversion Plan was established to primarily replace stock options previously granted by the Company's subsidiary, Datatec Industries, Inc., with Glasgal options on the same terms as indicated in the merger agreement. The maximum number of shares that may be issued pursuant to options granted under the plan shall not exceed 470,442. As of April 30, 1997 447,270 options were outstanding, with no options exercised during the year ended April 30, 1997. The options outstanding have exercise prices ranging from $.86 to $3.14.

         On July 17, 1995, Mr. Glasgal granted to five executive officers of the Company, options to purchase an aggregate of 300,000 shares of his common stock. The options granted by Mr. Glasgal vest 1/3 on July 17, 1996 (at an exercise price of $2.775 per share, the fair market value at the date of grant), 1/3 on July 17, 1997 (at an exercise price of $3.50 per share) and 1/3 on July 17, 1998 (at an exercise price of $4.50 per share). As of April 30, 1997, 6,884 shares have been exercised.

         Effective May 1, 1996, the Company adopted the provisions of SFAS 123 "Accounting for Stock-Based Compensation". As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans during 1996 and 1997, which requires recognition of compensation expense ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $106,000 with no per share effect in 1996 and $589,000 with a $.02 per share effect in 1997. This pro forma impact takes into account options granted since May 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The weighted average fair value of options granted during 1996 and 1997 was $2.60 and $3.58, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at grant date of $4.45 in 1996 and $5.57 in 1997 and the following weighted average assumptions; risk risk free interest rate of 8.5% in 1996 and 1997 and volatility of 75% in 1996 and 1997.



 (8)     INCOME TAXES:

         Under the provisions of SFAS 109  "Accounting  for Income  Taxes",  the
         statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

         Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:

                                                   April 30,                   April 30,
                                           -------------------------- ---------------------------
                                                      1996                       1997
                                           -------------------------- ---------------------------
Net operating loss carryforwards           $    1,406,000             $    3,462,000

Accelerated depreciation                         (316,000)                (1,159,000)

Allowance for doubtful accounts                   109,000                    280,000

Inventory obsolescence                            112,000                    257,000

Other                                              19,000                    480,000
                                           --------------------      -----------------------

                                                1,330,000                  3,320,000
Valuation Allowance                            (1,330,000)                (3,320,000)
                                           ------------------        -----------------------

                                            $          --             $           --
                                           ===================       =======================

         The Company has recorded a full valuation allowance against the net deferred tax asset due to uncertainty relating to the realization of this asset.

         The Company does not provide for US income taxes on the undistributed earnings of its foreign subsidiaries as the Company does not have any current intention of repatriating such earnings.

         As of April 30, 1997, the Company has $10,200,000 available of net operating loss carryforwards, which may be used to offset future taxable income. These net operating loss carryforwards expire through 2012.

 (9)     RELATED PARTY TRANSACTIONS:

         On April 30, 1995, and in contemplation of the closing of the First Bridge Financing (see Note 7), Mr. Glasgal, the majority shareholder of the Company, contributed to the Company 442,478 shares of Common Stock in consideration for the cancellation of $476,000 owed by him to the Company. The 442,478 shares of Common Stock contributed to the Company were canceled.

         During the year ended April 30, 1997, the Company loaned $410,000 to certain executive officers of the Company. These loans bear interest at 8% per annum. Two of these loans, representing $210,000, are repayable with the proceeds from the future exercise of stock options of these executives. All of these loans mature on December 31, 1999.

         Datatec had previously leased a facility owned by a company controlled by a majority shareholder. Under an agreement with the lender, if the facility were sold, the majority shareholder would be required to apply any proceeds in excess of the mortgage to repayment of Datatec debt with that lender. In January 1997, the facility was sold and approximately $1,686,000 of excess proceeds were used by the majority shareholder to repay Datatec debt. This amount, net of repayment of $250,000, is included in due to related parties. The Company continues to lease two facilities from companies with whom a majority shareholder is affiliated. The annual lease payments on the facilities is included in Note 11.

(10)     EMPLOYEE BENEFIT PLAN:

         The Company currently has two contributory 401(k) salary reduction plans which permit employees to contribute if they are at least 21 years of age and have been a full time employee of the Company for six months.

         The Glasgal Communications, Inc. Salary Reduction Plan requires a minimum contribution of 2% of the gross earnings and no more than 15% of the gross earnings up to the maximum allowed by the IRS. Glasgal matches a maximum of $600 annually, per participant. The matching contributions for the three years ended April 30, 1997 were $27,000, $17,000 and $15,000, respectively.

         The Datatec Industries, Inc. 401(k) Savings Plan requires a minimum contribution of 1% of the gross earning and no more than 15% of the gross earnings up to the maximum allowed by the IRS. The Datatec plan does not match any of the employee's contributions.

(11)     COMMITMENTS AND CONTINGENCIES

         The Company leases sales offices and warehouse facilities from related and unrelated parties throughout the United States and Canada. The minimum annual rentals for future years are as follows:


                                                   (in thousands)

      TWELVE MONTH PERIOD              Related                                    Sublease
         ENDING APRIL                   Party                Other                 Income                  Net
-------------------------------      ------------      ------------------     -----------------       --------------

             1998                     $    545         $  1,059               $     (404)             $  1,200
             1999                          545              984                     (453)                1,076
             2000                          545              801                     (372)                  974
             2001                          545              449                     (270)                  724
             2002                          545              333                     (210)                  668
          Thereafter                     3,818              423                      (18)                4,223

         Rent expense was  $1,194,000,  $1,785,000  and $1,713,000 for the years ended April 30, 1995, 1996 and 1997, respectively.

         The Company has one-year lease commitments for its fleet of vehicles. Lease expense related to these vehicles was $943,000, $1,155,000 and $1,347,000 for the years ended April 30, 1995, 1996 and 1997, respectively. The leases expire throughout the year, most with an option for renewal. Future commitments are not reflected in the amounts above but are expected to approximate the 1997 expense.

         The Company has entered into employment agreements with thirteen key employees. These agreements provide for an aggregate annual salary of $2,400,000, increased annually by the percentage increase in the consumer price index. The agreements are generally three years in duration and begin to expire through April 2001.

         The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on the results of operations or financial position.

(12)     CONCENTRATIONS OF CREDIT RISK:

         The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 1996, the Company's customers were primarily within the continental United States and Canada. Customers representing approximately 57% of the Company's revenues are in the retail industry.

         In the year ended April 30, 1995, 2 customers had sales of $9,200,000, $6,500,000, for the year ended April 30, 1996, 2 customers had sales of $5,000,000, $4,700,000, for the year ended April 30, 1997, 2 customers had sales of $7,000,000, $6,000,000.

(13)     RESTRUCTURING OF OPERATIONS:

         In April 1996, the Company recorded restructuring charges of $6,756,000 relating to reducing costs and improving the Company's efficiency. These charges included in selling, general and administration expense and included $2,049,000 in noncash write-downs of certain of the Company's long-lived assets based upon the criteria described in Note 1 as well as the establishment of $4,707,000 of accrued liabilities, which included $1,984,000 of projected cash outflows for personnel severance and facilities consolidation plans.

(14)     RECAPITALIZATION

         In January 1996, the Company was reincorporated in the State of Delaware and each outstanding share of the old California Corporation, no par value common stock, was converted into one share of the new Delaware Corporation $.001 par value common stock. This change resulted in the transfer of $20,000 from the additional paid-in capital account to the common stock account. In conjunction with the reincorporation, the Company increased the authorized common stock from 21,000,000 shares to 34,000,000 shares.

                          GLASGAL COMMUNICATIONS, INC.
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS


                                               Balance,           Charges to
                                               beginning           cost and                                     Balance, end of
                                               of period           expenses                Deductions               period
                                             -------------      ---------------         -----------------     -------------------
Year ended April 30, 1997
Allowance for doubtful accounts                  $ 538,000            $ 163,000               $ (181,000)               $ 520,000

Year ended April 30, 1996
Allowance for doubtful accounts                    456,000              542,000                 (460,000)                 538,000

Year ended April 30, 1995
Allowance for doubtful accounts                    208,000              252,000                   (4,000)                 456,000

 .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


      NAME             Age   POSITION WITH THE COMPANY
      ----                   -------------------------
Ralph Glasgal          64    Chairman of the Board and President
Isaac J. Gaon          48    Director and Chief Executive Officer
Christopher J. Carey   45    Director and Chief Executive Officer of Datatec
Robert F. Gadd         35    Senior Vice President and Chief Technology Officer
James M. Caci          32    Chief Financial Officer, Secretary and Treasurer
Dr. David Milch        42    Director
Robert H. Friedman     44    Director
Joseph M. Salvani      40    Director
Maurice Kulik          58    Director
Thomas J. Berry        72    Director

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

         CHRISTOPHER J. CAREY, Director since November 1, 1996, is Chief Executive Officer and founder of Datatec. Mr. Carey, a graduate of Princeton
University, led a management buy- out of a data communications network installation company and founded Datatec in 1976. In 20 years under his leadership, Datatec grew from $480,000 in sales and 9 employees to $65,000,000 in sales and 500 employees in 1996. In October 1996, Datatec merged with Glasgal Communications, Inc. Datatec's unique line of products and services, have been extolled in various publications, including INC. magazine, FORBES, THE WALL STREET JOURNAL, and BUSINESS WEEK. Mr. Carey was selected by NEW JERSEY MONTHLY magazine as Entrepreneurial Leader of the Year.

         ROBERT F. GADD, Senior Vice President and Chief Technology Officer, joined the Company in April 1992. Mr. Gadd has been the Company's Chief Technology Officer since November 1996. From August 1992 until November 1996 Mr. Gadd was the Vice President of the Company's Federal and Enterprise Systems group. Mr. Gadd served as Director of Technical Operations of the Company from April 1992 until August 1992. Prior to joining the Predecessor, Mr. Gadd was co-founder of Automation Partners International, Inc. ("API"), a San Francisco-based systems integration firm which has provided open architecture solutions to the legal industry since 1986. Prior to API, Mr. Gadd had his own automation consulting firm and specialized in developing integrated solutions to meeting specific objectives in a variety of business disciplines, including political campaigns, oil and gas, real estate, and banking.

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

         DR. DAVID MILCH, Director since October 3, 1996 has been a principal and officer of Bermil Industries Corporation, a closely held business owned by the Milch family, since 1983. Bermil, with annual sales over $50,000,000, is a diversified company involved in the manufacture, sale, financing, and distribution of capital equipment, and in real estate development. In 1989, after the sale of a portion of Bermil Industries Corporation to a public company in 1988, Dr. Milch formed Davco Consultants, Inc. for the purpose of identifying, advising, and investing in interesting emerging growth technologies. Dr. Milch is also a registered New York State Physician.

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

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Each of the following persons failed to file on a timely basis one report for a single transaction required by Section 16(a) of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (the "Exchange Act"), during the fiscal year ended April 30, 1997:
James Caci and Isaac Gaon. Christopher Carey failed to file on a timely basis two reports covering transactions required by section 16(a) of the Exchange Act during the fiscal year ended April 30,1 997. Ralph Glasgal failed to file on a timely basis four reports covering transactions required by Section 16(a) of the Exchange Act during the fiscal year ended April 30, 1997. Each of the transactions for the above named individuals were subsequently reported to the Commission on a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended April 30, 1995, 1996 and 1997 with respect to annual and long-term compensation for services in all capacities to the Company of (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company at April 30, 1997 who received compensation of at least $100,000 during fiscal year ended April 30, 1997 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                         ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                                         -------------------                   ----------------------
                                                                                               AWARDS         PAYOUTS
                                                                                               ------         -------
                                                                                                Stock        LONG-TERM
                                                                                               Options       INCENTIVE
             Name and position                  Year             Salary           Bonus         (SHARES)       PAYMENTS

             -----------------                  ----             ------           -----         --------       --------
Ralph Glasgal(1)                                1997              $250,000       --                    --        --
     Chairman of the Board and President        1996               250,000     $74,800                 --        --
                                                1995(1)             26,700       --                    --        --

Isaac Gaon                                      1997              $250,000       --               350,000
     Chief Executive Officer                    1996              $204,800       --               108,821        --
                                                1995               192,300       --                90,000        --

Robert Gadd                                     1997              $155,000       --                    --        --
     Chief Technology Officer                   1996               136,433     $22,500            103,985        --
                                                1995               113,900       --                60,000        --

Christopher Carey                               1997              $345,000     $95,000            120,353        --
     Chief Executive Officer - Datatec          1996               416,000       --                    --        --
                                                1995               416,000       --                    --        --

James M. Caci                                   1997              $128,100       --               175,000        --
     Chief Financial Officer, Treasurer ,       1996               100,000       --                43,528        --
Secretary
                                                1995(2)             40,000       --                52,000        --

(1) During 1995 Mr. Glasgal spent the majority of his time pursing interests outside of the Company. Mr. Glasgal contributed to the Company 442,478 shares of Common Stock in consideration for the cancellation by the Company of the $476,000 owed as of April 30, 1995 by Mr. Glasgal to the Company. Mr. Glasgal is currently receiving salary compensation of $250,000 per year. Mr. Glasgal may also receive a bonus at the discretion of, and to be determined by, the Board of Directors.

(2) Mr. Caci joined the Company on October 31, 1994, the salary for 1995 represents six months.

STOCK OPTION TABLE

         The following table sets forth certain information regarding stock option grants made to each of the Named Officers during the fiscal year ended April 30, 1997,


                      OPTIONS GRANTED IN FISCAL YEAR ENDED
                                 APRIL 30, 1997


                                               INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE VALUE
                                               -----------------                          AT ASSUMED RATES OF ANNUAL
                           Shares of         % of Total       Exercise                       RATES OF STOCK PRICE
                         Common Stock      Options Granted     or Base                    APPRECIATION FOR OPTION (1)
                          Underlying       to Employees in      Price                     ---------------------------
        NAME                Granted          Fiscal Year       ($/Sh)     Expiration Date      5%          10%
        ----                -------          -----------       ------     ---------------      --          ---

Ralph Glasgal                  --                  --           --         --              --             --
Isaac J. Gaon             350,000                15.1         $5.25   October 31, 2006    $1,155,594    $2,928,502
Robert Gadd                    --                  --           --         --                --           --
Christopher Carey         120,353                 5.2          3.19   April 15, 2007         241,260       611,400
James M. Caci             175,000                 7.5          5.25    October 31, 2006      577,797     1,464,251

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

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL  YEAR AND FISCAL  YEAR END OPTION
VALUES

         The following table sets forth information as to each of the named officers concerning exercises of options during the fiscal year ended April 30, 1997 and unexercised stock options held as of April 30, 1997.

                                      Value Realized
                                      (Market Price at
                    Shares Acquired    Exercise less     Number of Unexercised Options Held at  Value of Unexercised In-The-Money
                     on Exercise      Exercise Price)             April 30, 1997                 Options at April 30, 1997(1)
                    --------------    ---------------    --------------------------------       ------------------------------

      Name                                                Exercisable         Unexercisable        Exercisable        Unexercisable
      ----                                                -----------         -------------        -----------        -------------
Ralph Glasgal             --               $ --                 --                   --      $           --      $        --

Isaac J. Gaon             --                 --            708,185              335,881           1,744,300           94,460
Robert Gadd               --                 --            371,809               89,323           1,060,706           72,929
Christopher Carey         --                 --                 --              120,353                  --            7,221
James M. Caci             --                 --            128,843              145,685             110,892           13,784

(1) Assuming a price of $3.25 per share of Common Stock, which was the closing bid price per share as of April 30, 1997.


         The value of personal benefits for executive officers of the Company during the fiscal year ended April 30, 1997 that might be attributable to management as executive fringe benefits such as automobiles and club dues cannot be specifically or precisely determined; however, it would not exceed 10% for any individual named above or, with respect to the group, would not in the aggregate exceed 10% of the compensation reported above.

DIRECTORS COMPENSATION

         Each director who is not an employee of the Company receives an annual grant of options to purchase 24,000 shares of Common Stock pursuant to the Directors Plan at an exercise price equal to fair market value on the date of grant and a fee of $1,000 per meeting attended.

EMPLOYMENT AGREEMENTS

         Isaac Gaon is employed as the Chief Executive Officer of Glasgal pursuant to an employment agreement dated as of October 31, 1996, for a term ending on October 31, 1999. The agreement provides for an initial base salary of US$250,000 annually and incentive compensation based on achieving Projected EBIT (as defined in the agreement). In the event of his disability, Mr. Gaon is to receive the full amount of his base salary for six months. Upon a change of control of the Company that results in Mr. Gaon's removal from the Company's Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to 2.99 times the "base amount", as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"), of his compensation.

         Effective as of October 31, 1996, the Company entered into an employment agreement with James Caci on terms substantially similar to those of Isaac Gaon's employment agreement. Mr. Caci's agreement provides for his employment by the Company as its Chief Financial Officer at an initial base salary of US$150,000 annually.

         The Company entered into an Employment Agreement dated as of December 31, 1996 with Robert Gadd on terms substantially similar to those of Isaac Gaon's employment agreement. Mr. Gadd's agreement provides for his employment by the Company as its Senior Vice President at an initial base salary of US$155,000 annually. The agreement has a term ending on December 31, 1999.

         The Company entered into an Employment Agreement dated as of December 31, 1996 with Ralph Glasgal under which Mr. Glasgal serves as the Company's Chairman of the Board and President for a term ending on October 31, 1997 or at such earlier date upon 6 months written notice. The agreement provides for a base salary of US$250,000 annually.

         The Company entered into an Employment and Non-Competition Agreement dated November 1, 1996 with Christopher J. Carey under which Mr. Carey serves as the Chief Executive Officer of Datatec Industries Inc. for a term ending on October 31, 1999. The agreement provides for an initial base salary of US$250,000 annually and non-discretionary incentive compensation based on achieving performance goals. The agreement contains convanents restricting Mr. Carey's ability to engage in activities competitive with those of the Company for a period ending three years after his termination.

         Effective as of November 1, 1996, the Company entered into an Employment Agreement with Raymond R. Koch on terms substantially similar to those of Christopher Carey's employment agreement. Mr. Koch's agreement provides for his employment by the Company as the Chief Operating Officer of Datatec Industries Inc. at an initial base salary of US$250,000 annually.

         The Company has entered into an Employment Agreement with Mr. Kulik pursuant to which he is employed full-time as the Chief Executive Officer and President of Signatel Ltd., the Company's Canadian subsidiary commencing October 28, 1994 and until terminated in accordance with the agreement. Mr. Kulik receives an annual base salary of $115,000; provided that the base salary shall, at a minimum, be increased after each 12 months of employment by a percentage equal to the percentage increase in the Consumer Price Index over such 12 month period, with the increased amount to remain in effect for the next 12- month period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning ownership of the Common Stock outstanding as of July 31, 1997, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) by all executive officers and directors of the Company as a group.



     NAME AND ADDRESS OF              Amount of Shares
     BENEFICIAL OWNER(1)           Beneficially Owned (2)       Percent of Class
-----------------------------      ----------------------      -------------------


Ralph Glasgal                                4,906,387(3)                    20.7%

Isaac Gaon                                     714,003(4)                     2.9%

Robert F. Gadd                                 479,566(5)                     2.0%

Christopher J. Carey                         3,612,036(6)                    15.2%

James M. Caci                                  112,000(7)                        *

Robert H. Friedman                              55,146(8)                        *
  505 Park Avenue
  New York, New York 10022

Joseph Salvani                                  40,000(9)                        *
  4800 Highway A-1-A
  Vero Beach, FL   32963

Maurice Kulik                                 457,636(10)                     1.9%

Thomas Berry(11)                               24,000(11)                        *

David Milch                                       344,505                     1.5%

All directors and officers as a
group (10 persons)                         10,608,011(12)                    42.0%

* Less than 1%


(1)      Unless   otherwise   indicated,   all   addresses   are   c/o   Glasgal
         Communications, Inc., 20C Commerce Way, Totowa, New Jersey 07512.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of July 31, 1997.

(3) Mr. Glasgal's beneficial ownership includes (i) 146,752 shares of Common Stock owned by Ralph Glasgal's wife and (ii) 917,306 shares of Common Stock owned by Direct Connect International Inc. ("DCI") which Ralph Glasgal has the right to vote pursuant to a voting agreement with DCI.

(4) Mr. Gaon's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1997 to purchase (i) 495,245 shares of Common Stock at an exercise price of $.005 per share, (ii) 90,000 shares of Common Stock at an exercise price of $1.25 per share, (iii) 62,879 shares of Common Stock at an exercise price of $2.775 per share (includes options to purchase 26,605 shares of Common Stock held by Ralph Glasgal), and (iv) 62,879 shares of Common Stock at an exercise price of $3.50 per share (includes options to purchase 26,605 shares of Common Stock held by Ralph Glasgal).

(5) Mr. Gadd's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1997 to purchase (i) 297,166 shares of Common Stock at an exercise price of $.005 per share, (ii) 60,000 shares of Common Stock at an exercise price of $1.25 per share, (iii) 61,200 shares of Common Stock at an exercise price of $2.775 per share (includes options to purchase 26,538 shares of Common Stock held by Ralph Glasgal), and (iv) 61,200 shares of Common Stock at an exercise price of $3.50 per share (includes options to purchase 26,538 share of Common Stock held by Ralph Glasgal.

(6) Mr. Carey's beneficial ownership includes (i) 118,518 shares of Common Stock owned by Mary Carey, Mr. Carey's wife, (ii) 96,296 shares held by Amy Carey GRAT, a trust formed for the benefit of Mr. Carey's daughter, and (iii) 96,296 shares held by Christopher Carey GRAT, a trust formed for the benefit of Mr. Carey's son.

(7) Mr. Caci's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1997 to purchase (i) 52,000 shares of Common Stock at an exercise price of $1.25 per share, (ii) 30,000 shares of Common Stock at an exercise price of $2.775 per share (includes options to purchase 15,491 shares of Common Stock held by Ralph Glasgal), and (iii) 30,000 shares of Common Stock at an exercise price of $3.50 per share (includes options to purchase 15,491 shares of Common Stock held by Ralph Glasgal).

(8) Mr. Friedman's beneficial ownership includes options exercise within sixty (60) days from July 31, 1997 to purchase (i) 24,000 shares of Common Stock at an exercise price of $1.25 per share, and (ii) 16,000 shares of Common Stock at an exercise price of $2.525 per share.

(9) Mr. Salvani's beneficial ownership includes options exercisable within sixty (60) days of July 31, 1997 to purchase (i) 24,000 shares of Common Stock at an exercise price of $1.25 per share and (ii) 16,000 shares of Common Stock at an exercise price of $2.525 per share. Mr. Salvani is also the Chairman of the Board of DCI but has no power to direct DCI's voting or disposition of its interest in the Company. Thus the shares of the Company's Common Stock owned by DCI are not deemed to be attributable to Mr. Salvani.

(10) Mr. Kulik's beneficial ownership includes options exercisable within sixty (60) days of July 31, 1997 to purchase 203,636 shares of Common Stock at an exercise price of $1.75 per share.

(11) Mr. Berry's beneficial ownership includes options exercisable within sixty days of July 31, 1997 to purchase 24,000 shares of Common Stock at an exercise price of $2.775 per share.

(12) Includes (i) options exercisable within (60) days of July 31, 1997 to purchase an aggregate of 1,556,770 shares of Common Stock held by the directors and executive officers of the Company (excludes options to purchase 137,268 shares of Common Stock already counted as being beneficially owned by Ralph Glasgal) and (ii) 917,306 shares of Common Stock owned by DCI which Ralph Glasgal has the right to vote pursuant to a voting agreement with DCI.

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

         During the year ending April 30, 1997, the company loaned $410,000 to certain executive officers of the Company. These loans bear interest at 8% per annum. Two of these loans, representing $210,000, are repayable with the proceeds from the future exercise of stock options of these executives. All of these loans mature on December 31,1999.

         In January 1997, and pursuant to a prior agreement between Glasgal, Datatec, Datatec's previous lender and an affiliated company of the majority shareholder of Datatec, prior to the acquisition of Datatec by Glasgal, the affiliated company loaned the Company approximately $1,660,000. The loan bears interest at 12.5% per annum with interest payable monthly. The principal balance of the loan is due in January 1999. In consideration for subordinating this loan to the Company's credit facility, the affiliated company was granted options to purchase 30,000 shares of Common Stock at an exercise price of $4.00 per share, which was the market value at that time.

         In June 1997, the Company's Chairman purchased 160,000 shares of the Company's common stock, in a private placement offering, for $620,000. The proceeds from this offering are being used for working capital purposes.

                           RELATED PARTY TRANSACTIONS

         Pursuant to a Stock Purchase Agreement dated July 10, 1997, Direct Connect International Inc. ("DCI") purchased 130,000 shares of Common Stock for an aggregate purchase price of $500,000. Joseph Salvani, a director of the Company, is also Chairman of the Board of DCI. Pursuant to the agreement, the Company terminated a prior obligation of DCI to transfer to the Company, at a price of $3.00 per share, 200,000 shares of the Company's Common Stock in the event that the Company does not receive $8.25 million from the Purchaser pursuant to the terms of a certain Common Stock Purchase Agreement dated as of January 7, 1994 (the "1994 Agreement") prior to October 10, 1997.

         Pursuant to a Stock Purchase Agreement dated July 25, 1997, Direct Connect International Inc. ("DCI") purchased an additional 350,000 shares of Common Stock for an aggregate purchase price of $1,356,250. In connection with the transaction, the parties amended Section 3.2(b) of the 1994 Agreement to increase DCI's conditional right to purchase shares of the Company's Common Stock to 1,207,239 shares (the "Call Shares") at approximately $6.54 per share on the terms and conditions set forth in the 1994 Agreement. The 1994 Agreement provides the Company with an equivalent right to sell such shares to DCI on the terms and conditions set forth therein. DCI has also agreed to suspend the Company's obligation to issue the Call Shares until such time as the Company amends its charter to increase its authorized Common Stock.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

         (a)(1) The following financial statements are included in Part II, Item 8:

                CONSOLIDATED FINANCIAL STATEMENTS

                Reports of Independent Public Accountants
                Financial Statements:
                Consolidated Balance Sheets as of April 30, 1996 and 1997 Consolidated Statements of Operations for the years ended April 30, 1995, 1996 and 1997.
                Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended April 30, 1995, 1996 and 1997. Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1997 and 1997. Notes to Consolidated Financial Statements

            (2) The following financial statement schedules are included in this
                Form 10-K report:

                 Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

         (b)  Reports on Form 8-K filed during the last quarter of 1997:
                  None

         (c)  Exhibits:
                  EXHIBIT #

                  3.1 Articles of Incorporation of the Company (as amended), incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended April 30.1996.

                  3.2      Bylaws of the Company,  incorporated  by reference to
                           Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended April 30, 1996.

                  4.1 Specimen Common Stock Certificate, incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-03414) filed with the Commission on April 8, 1996.

                  4.2 Specimen Warrant Certificate, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                 *4.3 Form of Common Stock Purchase Warrant dated as of January 27, 1997 in favor of Southbrook International Investments.

                 10.1 1990 Stock Option Plan, as amended to date, incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-08381) filed with the Commission on June 18, 1996.

                 10.2 1993 Consultant Stock Option Plan, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                 10.3 1995 Director's Stock Option Plan, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                 10.4 1996 Employee and Consultant Stock Option Plan, incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the fiscal year ended April 30, 1996.

                  *10.5    1996 Stock Option Conversion Plan

                  *10.6    Senior Executive Stock Option Plan

                *10.7 Employment Agreement dated December 31, 1996 between the Company and Ralph Glasgal.

                *10.8 Employment Agreement dated October 31, 1996 between the Company and Isaac Gaon.

                *10.9 Employment Agreement dated October 31, 1996 between the Company and James Caci.

                *10.10 Employment Agreement dated October 31, 1996 between the Company and Robert Gadd.

                *10.11     Employment  and   Non-Competition   Agreement   dated
                           November 1, 1996 between the Company and  Christopher
                           J. Carey.

                *10.12     Employment  and   Non-Competition   Agreement   dated
                           November  1, 1996  between  the  Company  and Raymond
                           Koch.

                *10.13 Employment Agreement dated April 24, 1996 between the Company, Computer-Aided Software Integration, Inc. and David Tobey.

                  10.14 Employment Agreement dated October 28, 1994 between the Company, Signatel, Ltd. and Maurice Kulik, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

                 *10.15 Employment Agreement dated July 31, 1996 between the Company and HH Communications, Inc. and Frank Frazel.

                 *10.16 Employment Agreement dated July 31, 1996 between the Company, HH Communications and Steven Grubner.

                 *10.17 Employment Agreement dated July 31, 1996 between the Company, HH Communications, Inc. and Mark Herzog.

                 *10.18 Employment Agreement dated July 31, 1996 between the Company, HH Communications, Inc. and George Terlizzi.

                  10.19 Warrant Agreement between Continental Stock Transfer & Trust Co. and the Company, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995. *10.20 Loan and Security Agreement dated March 17, 1997 between the Company and Finova Capital Corporation.

                  10.21 Stock Purchase Agreement dated as of February 15, 1996 by and among the Company, David H. Tobey and Computer-Aided Software Integration, Inc., incorporated by reference to the Company's registration statement on Form S-3 (File No. 333-03414) filed with the Commission on April 8, 1996.

                  10.22 Stockholders Agreement dated April 24, 1996 by and among the Company, David H. Tobey and Computer-Aided Software Integration, Inc., incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended April 30, 1996.

                  10.23 Stock Purchase Agreement dated as of July 31, 1996 by and among Glasgal Communications, Inc., Francis J. Frazel, Stephen M. Grubner, Mark Herzog, George Terlizzi and HH Communications, Inc., incorporated by reference to Exhibit 2 to the Company's Form 8-K dated July 31, 1996.

                  10.24 Stock Purchase Agreement dated as of October 31, 1996 by and among Glasgal Communications, Inc., Datatec Industries Inc. and those stockholders listed on
                           Schedule  1.1 thereto,  incorporated  by reference to
                           Exhibit 2 to the Company's Form 8-K dated October 31, 1996.

                 *10.25 Notes and Warrant Purchase Agreement dated as of February 18, 1997, by and between the Company, Tinicum Investors and Frank Brosens (Exhibit A - Form of Convertible Note, Exhibit B - Form of Warrant, Exhibit C - Form of Conditional Warrant).

                   10.26 Convertible Preferred Stock Purchase Agreement, dated as of September 30, 1996, by and between Glasgal Communications, Inc. and Southbrook International Investments, Ltd., incorporated by reference to
                           Exhibit 10.1 to the Company's Form 8-K dated September 30, 1996.

                   10.27 Convertible Preferred Stock Purchase Agreement, dated as of October 29, 1996, by and between Glasgal Communications, Inc. and Southbrook International Investments, Ltd., incorporated by reference to
                           Exhibit 10.2 to the Company's Form 8-K dated September 30, 1996.

                  *10.29 Stock Purchase Agreement dated July 10, 1997 between Direct Connect International, Inc. and the Company.

                  *10.30 Stock Purchase Agreement dated July 25, 1997 by and among the Company and the Purchasers lised on the Signature Pages thereto.

                  *10.31 Letter Agreement dated July 25, 1997 between Direct Connect International, Inc., and the Company.

                  *10.32 Stock Purchase Agreement dated June 30, 1997 between the Company and Ralph Glasgal.

                  *11.1    Statement of Computation of Per Share Earnings

                  *21.1    Subsidiaries of the Company.

                  *23.1 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-3 and S-8 of the report of Arthur Andersen LLP included herein.

                  *27.1    Financial Data Schedule

---------------------
*  Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ace of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLASGAL COMMUNICATIONS, INC.
                                              (Registrant)

Date: AUGUST 12, 1997                   By:/S/ ISAAC J. GAON
      ---------------                      -----------------


                                        Name: ISAAC J. GAON

                                        Title:CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                      DATE
         ---------                             -----                      ----

/S/ RALPH GLASGAL
------------------         Chairman of the Board and President        August 12, 1997
Ralph Glasgal


/S/ ISAAC J. GAON
------------------------   Chief Executive Officer and Director       August 12, 1997
Isaac J. Gaon              (principal executive officer)
                           Director


/S/ CHRISTOPHER J. CAREY
------------------------   Chief Executive Officer - Datatec          August 12, 1997
Christopher J. Carey       and Director



/S/ David Milch
------------------------   Director                                   August 12, 1997
David Milch


-----------------------
Joseph M. Salvani          Director                                   August 12, 1997


/S/ ROBERT H. FRIEDMAN
-----------------------
Robert H. Friedman

/S/ MAURICE KULIK          Director                                   August 12, 1997
-----------------------
Maurice Kulik


                           Director                                   August 12, 1997
-----------------------
Thomas Berry

/S/ JAMES M. CACI
------------------------   Chief Financial Officer                    August 12, 1997
James M. Caci              (principal financial
                           and accounting officer)
