Form 10-Q
period 1997-07-31
GLASGAL COMMUNICATIONS INC
filed 1997-09-15
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended: JULY 31, 1997

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER: 0-20688

                          GLASGAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        94-2914253
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


20C COMMERCE WAY, TOTOWA, NJ                                    07512
(Address of principal executive                               (Zip Code)
offices)

                                 (201) 890-4800
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes X No .

The number of shares of Registrant's Common Stock outstanding on July 31, 1997 was 24,563,686.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 1997


                                      INDEX




PART I:  FINANCIAL INFORMATION

                                                                           PAGE
         Item 1:  Consolidated Financial Statements

                  Balance Sheets at April 30, 1997 and
                   July 31, 1997                                            3

                  Statements of Operations for the three months ended
                  July 31, 1996 and 1997                                    4

                  Statements of Cash Flows for the three months ended
                  July 31, 1996 and 1997                                    5

                  Notes to Unaudited Financial Statements                   6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


PART II: OTHER INFORMATION                                                  8

         Item 4:  Submission of Matters to a Vote of Security Holders

         Item 6:  Exhibits and Reports of Form 8-K                          9

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               APRIL 30, 1997      JULY 31, 1997
                                                               --------------      -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $     1,135,000    $       759,000
   Accounts receivable, net                                          11,289,000         11,545,000
   Inventory                                                          2,134,000          2,473,000
   Prepaid expenses and other current assets                          1,446,000          3,320,000
   Net assets from discontinued operations                            4,816,000          4,421,000
                                                                      ---------          ---------
           Total current assets                                      20,820,000         22,518,000

PROPERTY AND EQUIPMENT, net                                           3,634,000          3,559,000

GOODWILL                                                              1,680,000          1,634,000

OTHER ASSETS                                                          1,670,000          1,822,000
                                                              -----------------  -----------------

           Total assets                                         $    27,804,000    $    29,533,000
                                                              =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Short-term borrowings                                        $    11,675,000    $     9,234,000
   Current portion of long-term
     obligations                                                        850,000            850,000
   Accounts payable                                                   5,415,000          7,294,000
   Accrued liabilities                                                5,331,000          5,182,000
   Other current liabilities                                            506,000            206,000
                                                              -----------------  -----------------

           Total current liabilities                                 23,777,000         22,766,000
                                                              -----------------  -----------------

DUE TO RELATED PARTIES                                                1,026,000            951,000
                                                              -----------------  -----------------

LONG-TERM OBLIGATIONS                                                 5,001,000          4,695,000
                                                              -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):

   Preferred stock, $.001 par value                                          --                 --
   Common stock, $.001 par value                                         24,000             24,000
   Additional paid-in capital                                        10,341,000         13,426,000
   Accumulated deficit                                              (12,080,000)       (12,055,000)
   Cumulative translation adjustment                                   (285,000)          (274,000)
                                                              ------------------ ------------------
     Total shareholders' equity (deficit)                            (2,000,000)         1,121,000
                                                              ------------------ -----------------

       Total liabilities and shareholders' equity (deficit)   $      27,804,000  $      29,533,000
                                                              =================  =================

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED,

                                                           JULY 31, 1996        JULY 31, 1997
                                                           -------------        -------------

Net Sales                                               $   15,830,000        $    21,986,000

Cost of sales                                                9,060,000             14,019,000
                                                        ---------------       ---------------
Gross Profit                                                 6,770,000              7,967,000

Selling, general and administrative expenses                 4,549,000              7,488,000
                                                        --------------        ----------------
Operating  income                                            2,221,000               479,000

Interest Expense                                               280,000               454,000
                                                        ---------------       ----------------
Income before taxes                                          1,941,000                25,000

Provision for incometaxes                                       44,000                    --
                                                        ----------------      ---------------

Income (loss) from Continuing Operations                      1,897,000               25,000

Loss from Discontinued Operations                              (503,000)                  --
                                                        ----------------      ---------------

NET INCOME                                                $   1,394,000       $       25,000
                                                        ===============       ===============

NET INCOME PER SHARE:
                                                                              $
 INCOME FROM CONTINUING OPERATIONS                        $       0.07                     --

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS               $      (0.02)       $            --
                                                          -------------       ---------------
 NET INCOME                                               $       0.05                     --
                                                         ==============       ===============

 WEIGHTED AVERAGE SHARES OUTSTANDING                        26,875,387             25,834,419
                                                         ==============       ===============


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED,

                                                                   JULY 31, 1996         JULY 31, 1997
                                                                   -------------         -------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                  $ 1,394,000          $    25,000
       Adjustments to reconcile net income to net
       cash used in operating activities--

         Depreciation and amortization                                 377,000              489,000
         Extraordinary item                                                 --                   --
         Changes in operating assets and liabilities:
           Increase in accounts receivable, net                     (3,892,000)            (256,000)
           Increase in inventory                                       (14,000)            (339,000)

           Decrease (increase) in prepaid expenses and other assets    129,000           (2,114,000)
           (Increase) decrease in assets held for sale
            or disposition                                          (2,660,000)             395,000
           Increase in accounts payable, accrued
            liabilities and other                                    1,211,000            1,430,000
                                                                 -------------          ------------
           Net cash used in operating activities                    (3,455,000)            (370,000)
                                                                 --------------         ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, net                         (657,000)            (280,000)
                                                                 --------------         ------------

           Net cash used in investing activities                      (657,000)            (280,000)
                                                                ---------------         ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase (decrease)from short-term borrowings, net            2,094,000            (2,441,000)
       Net proceeds (Payments) of  indebtedness                      (143,000)             (381,000)

       Net Proceeds from Common Stock/Warrant issuances               279,000             3,085,000
       Net proceeds from related parties                                   --                    --

       Distributions to Stockholders                                       --                    --
                                                            -----------------           -----------
             Net cash provided by financing activities              2,230,000               263,000
                                                            -----------------           -----------
             Net effect of foreign currency translation
             on cash                                                  (51,000)               11,000
                                                          --------------------          -----------
               Net decrease in cash                                (1,933,000)             (376,000)

     CASH AT BEGINNING OF PERIOD                                    2,219,000            1,135,000
                                                          -------------------        -------------
     CASH AT END OF PERIOD                                      $     286,000        $     759,000
                                                          ===================        =============


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                            $    414,000         $     380,000
                                                          ==================         =============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
              Notes to Unaudited Consolidated Financial Statements


(1) Business

         Glasgal Communications, Inc. (the "Company" or "Glasgal"), and its subsidiaries are in the business of providing software-enabled technical configuration, integration and implementation services.

(2) Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1997. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended July 31, 1997 are not necessarily indicative of results expected for the full fiscal year.

(3) Earnings per share

         Earnings per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares have not been included, if antidilutive.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending April 30, 1998.

         If the Company had adopted this standard for the quarter ended July 31, 1997, basic and diluted earnings per common share from continuing operations, discontinued operations and net income would have been $.00, based on 23,709,000 weighted average shares outstanding.

(4) Equity

         In July 1997 the Company, through private placement equity offerings, issued 855,000 shares of common stock for approximately $3,120,000. Included in other current assets is $1,517,000 of proceeds received in August 1997.

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JULY 31, 1997

         Net sales for the three  months  ended July 31,  1997 were  $21,986,000 compared to $15,830,000 for the three months ended July 31, 1996. This represented an increase of approximately 39%. This increase is a result of the Company's efforts since October 1996 to transfer the business from equipment and service sales to service sales. As of April 30, 1997 the Company discontinued its business of selling equipment and the focus of the Company's sales force solely on services is being reflected

         Gross profits for the three months ended July 31, 1997 were $7,967,000 compared to $6,770,000 in the three months ended July 31, 1996. Gross profits as a percentage of net sales were 36.2% for the three months ended July 31, 1997 compared to 42.7% for the three months ended July 31, 1996. The increase is attributable to increases of infrastructure to support the increase level of sales of services. Included in this increase were additional sales and technical personnel.

         Selling, general and administrative expenses for the three months ended July 31, 1997 were $7,488,000 compared to $4,549,000 for the three months ended July 31, 1996.

         Interest expense for the three months ended July 31, 1997 was $454,000 compared to $280,000 for the three months ended July 31, 1996. This increase is attributable to an increase in average borrowings due to higher sales volume and average receivables over the three month period, amortization of deferred financing fees associated with the Company's March 1997 new credit facility and an increase in long term debt.

         The Company's net income for the three months ended July 31, 1997 was approximately $25,000 compared to a net income of $1,394,000 for the three months ended July 31, 1996.

FINANCIAL POSITION

         The Company has a working capital deficiency as of July 31, 1997 of $248,000 compared to a working capital deficiency of $2,957,000 as of April 30, 1997.

         The Company has a credit facility with a bank that provides for maximum borrowing of $17,000,000. The credit facility consists of a term loan that began on March 19, 1997 at $2,000,000 with principal and interest due monthly. In addition the credit facility provides for a $15,000,000 revolving credit facility, with allowable borrowing under the facility based on a formula of receivables and inventory. Outstanding borrowings under the term loan and revolving loan as of July 31, 1997 were $1,908,000 and $9,234,000, respectively.

         The Company strengthened its financial position during the three months ended July 31, 1997, by raising approximately $3,120,000 through three private placement offerings of common stock.

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

                  Exhibit 27



         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLASGAL COMMUNICATIONS, INC.
                                             REGISTRANT




Dated:  September   14, 1997        By: /s/ JAMES M. CACI
                                        -------------------
                                    James M. Caci
                                    Chief Financial Officer
                                    Authorized Officer