Form 10-Q/A
period 1997-07-31
GLASGAL COMMUNICATIONS INC
filed 1997-11-06
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended: July 31, 1997
                                                  --------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         Commission file number: 0-20688
                         -------------------------------

                          GLASGAL COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                    94-2914253
--------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


20C Commerce Way, Totowa, NJ                            07512
----------------------------                     -------------------
(Address of principal executive                       (Zip Code)
offices)

                                 (201) 890-4800
               --------------------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90
days. Yes    X    No       .
           -----     -----
The number of shares of Registrant's Common Stock outstanding on October 31, 1997 was 28,211,134.

                          GLASGAL COMMUNICATIONS, INC.
                                   FORM 10-Q/A
                        THREE MONTHS ENDED JULY 31, 1997


                                      INDEX
                                      -----


PART I:  FINANCIAL INFORMATION
                                                                        PAGE
         Item 1:   Consolidated Financial Statements

              Balance Sheets at April 30, 1997 and
              July 31, 1997                                              3

              Statements of Operations for the three months ended
              July 31, 1996 and 1997                                     4

              Statements of Cash Flows for the three months ended
              July 31, 1996 and 1997                                     5

              Notes to Unaudited Consolidated Financial Statements       6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7


PART II: OTHER INFORMATION                                               9

         Item 4:  Submission of Matters to a Vote of Security Holders

         Item 6:  Exhibits and Reports of Form 8-K

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                               APRIL 30, 1997    JULY 31, 1997
                                               --------------    -------------
                                                                   (unaudited)
ASSETS
Current Assets:

  Cash and cash equivalents                       $  1,135         $    759
  Accounts receivable, net                          11,289           11,545
  Inventory                                          2,134            2,473
  Prepaid expenses and other current assets          1,446            3,320
  Net assets from discontinued operations            4,816            4,421
                                                  --------         --------
       Total current assets                         20,820           22,518

Property and Equipment, net                          3,634            3,559

Goodwill                                             1,680            1,634

Other Assets                                         1,670            1,822
                                                  --------         --------
       Total assets                               $ 27,804         $ 29,533
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Short-term borrowings                           $ 11,675         $  9,234
  Current portion of long-term
   obligations                                         850            3,545
  Accounts payable                                   5,415            7,294
  Accrued liabilities                                5,331            5,182
  Other current liabilities                            506              206
                                                  --------         --------
       Total current liabilities                    23,777           25,461
                                                  --------         --------
Due to Related Parties                               1,026              951
                                                  --------         --------
Long-term Obligations                                5,001            2,000
                                                  --------         --------
Commitments and Contingencies
Shareholders' Equity (Deficit):

  Preferred stock, $.001 par value                      --               --
  Common stock, $.001 par value                         24               25
  Additional paid-in capital                        10,341           13,425
  Accumulated deficit                              (12,080)         (12,055)
  Cumulative translation adjustment                   (285)            (274)
                                                  --------         --------

       Total shareholders' equity (deficit)         (2,000)           1,121
                                                  --------         --------

       Total liabilities and shareholders'
        equity (deficit)                          $ 27,804         $ 29,533
                                                  ========         ========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
               INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           for the three months ended,
                      (in thousands, except per share data)


                                                JULY 31, 1996    JULY 31, 1997
                                                -------------    -------------
                                                         (unaudited)

Net sales                                         $ 15,830         $ 18,600
Cost of sales                                        9,060           11,277
                                                  --------         --------
Gross profit                                         6,770            7,323

Selling, general and administrative expenses         4,549            6,844
                                                  --------         --------

Operating  income                                    2,221              479
Interest expense                                       280              454
                                                  --------         --------
Income before taxes                                  1,941               25
Provision for income taxes                              44               --
                                                  --------         --------
Income (loss) from continuing operations             1,897               25
Loss from discontinued operations                     (503)              --
                                                  --------         --------

Net income                                        $  1,394         $     25
                                                  --------         --------

Net income per share:

Income from continuing operations                 $   0.07         $   0.00
Income (loss) from discontinued operations        $  (0.02)        $   0.00
                                                  --------         --------
Net income                                        $   0.05         $   0.00
                                                  ========         ========

Weighted average shares outstanding                 26,875           25,834
                                                  ========         ========




        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                 INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the three months ended,
                                 (in thousands)

                                                JULY 31, 1996    JULY 31, 1997
                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $  1,394         $     25
 Adjustments to reconcile net income to net cash used in operating activities--

  Depreciation and amortization                        377              489
  Extraordinary item                                    --               --
  Changes in operating assets and liabilities:
   Increase in accounts receivable, net             (3,892)            (256)
   Increase in inventory                               (14)            (339)
   Decrease (increase)  in prepaid expenses
    and other assets                                   129           (2,114)
   (Increase) decrease in assets held for sale
    or disposition                                  (2,660)             395
   Increase in accounts payable, accrued
    liabilities and other                            1,211            1,430
                                                  --------         --------
   Net cash used in operating activities            (3,455)            (370)
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net              (657)            (280)
                                                  --------         --------

  Net cash used in investing activities               (657)            (280)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) from short-term
  borrowings, net                                    2,094           (2,441)
  Net proceeds (payments) of  indebtedness            (143)            (381)
  Net proceeds from Common Stock/Warrant
   issuances                                           279            3,085
  Net proceeds from related parties                     --               --
  Distributions to Stockholders                         --               --
                                                  --------         --------

     Net cash provided by financing activities       2,230              263
                                                  --------         --------
     Net effect of foreign currency translation
      on cash                                          (51)              11
                                                  --------         --------
     Net decrease in cash                           (1,933)            (376)

CASH AT BEGINNING OF PERIOD                          2,219            1,135
                                                  --------         --------
CASH AT END OF PERIOD                             $    286         $    759
                                                  ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                   $    414         $    380
                                                  ========         ========



        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                 INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          GLASGAL COMMUNICATIONS, INC.
                 Notes to Unaudited Consolidated Financial Statements
                         (in thousands, except per share data)

(1) Business

     Glasgal  Communications,   Inc.  (the  "Company"  or  "Glasgal"),  and  its
subsidiaries are in the business of providing configuration, integration and rapid deployment services for the implementation of complex computer networking and connectivity systems.

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

    If the Company had adopted this standard for the quarter ended July 31, 1997, basic and diluted earnings per common share from continuing operations, discontinued operations and net income would have been $.00, based on 23,709 weighted average shares outstanding.

(4) Debt

    The Company's credit facility requires the Company to comply with certain financial and nonfinancial covenants. As of July 31, 1997 the Company was not in compliance with certain covenants and is in the process of obtaining waivers. As there can be no assurance that such waivers will be obtained, certain long-term debt has been classified as current.

(5) Equity

    In June and July 1997, the Company, through private placement equity offerings, issued 855 shares of common stock for approximately $3.1 million. Included in other current assets is $1.5 million of proceeds received in August 1997.

(6) Subsequent events

     In August 1997 the Company issued 237 shares of Common Stock upon the conversion of $800 aggregate principal plus accrued interest of the Company's convertible notes.

     In October 1997 the Company received net proceeds of approximately $9.8 million upon exercise of outstanding redeemable warrants to purchase an aggregate of 2,743 shares of Common Stock at an exercise price of $3.75 per warrant.

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JULY 31, 1997

    NET SALES. Net sales for the three months ended July 31, 1997 were $18.6 million compared to $15.8 million for the three months ended July 31, 1996, representing an increase of 17.5%. Included in net sales for the three months ended July 31, 1997 was software license revenue of $1.1 million. While the Company does not typically market its software, the Company may license such software in the future as strategic or other business opportunities arise. A significant portion of the remaining 10.6% increase in net sales was attributable to an increase in sales to indirect customers.

    GROSS PROFIT. Gross profit for the three months ended July 31, 1997 was $7.3 million compared to $6.8 million for the three months ended July 31, 1996. Gross profit as a percentage of net sales was 39.4% for the three months ended July 31, 1997 compared to 42.8% for the three months ended July 31, 1996. The decrease in gross profit margin was attributable to the timing difference created by the Company's transition over the past 12 months into more complex implementation projects. These complex projects require the Company to incur a significant amount of expenses associated with the initial stages of an implementation project, of which only a portion of these expenses are deferred and amortized in conjunction with the associated revenue. The negative impact on gross profit margin was partially offset by the recognition of licensing revenues which have higher profit margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended July 31, 1997 were $6.8 million compared to $4.5 million for the three months ended July 31, 1996, representing 36.8% and 28.7% of net sales, respectively. This increase was partly attributable to the fact that when the Company discontinued distributing data communications equipment, it retained those individuals who were qualified to transition into the complex services business.

    INTEREST EXPENSE. Interest expense for the three months ended July 31, 1997 was $454,000 compared to $280,000 for the three months ended July 31, 1996, representing an increase of 62.1%. This increase was attributable to an increase in average borrowings due to higher sales volume and average receivables over the three month period, amortization of deferred financing fees associated with the Company's credit facility that was entered into in March 1997 and an increase in long term debt.

Financial Position

    The Company has a working capital deficiency as of July 31, 1997 of $2.9 million compared to a working capital deficiency of $3.0 million as of April 30, 1997.

    The Company has a credit facility with a bank that provides for maximum borrowing of $17.0 million. The credit facility consists of a term loan that began on March 19, 1997 at $2.0 million with principal and interest due monthly. In addition the credit facility provides for a $15.0 million revolving credit facility, with allowable borrowing under the facility based on a formula of receivables and inventory. Outstanding borrowings under the term loan and revolving credit facility as of July 31, 1997 were $1.9 million and $9.2 million, respectively.

    The Company's credit facility requires the Company to comply with certain financial and nonfinancial covenants. As of July 31, 1997 the Company was not in compliance with certain covenants and is in the process of obtaining waivers. As there can be no assurance that such waivers will be obtained, certain long-term debt has been classified as current.

    In June 1997 and July 1997 the Company issued an aggregate of 855,000 shares of Common Stock in private equity placements, and received net proceeds of approximately $3.1 million.

     In October 1997 the Company received net proceeds of approximately $9.8 million upon the exercise of outstanding redeemable warrants to purchase an aggregate of 2,743,290 shares of Common Stock at an exercise price of $3.75 per warrant. The net proceeds were used to reduce outstanding borrowings under the Company's revolving credit facility.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                               PAGE #


    (a)  Exhibits

         *10(a)     Amended and Restated License Agreement dated as of
                    July  1,  1997 by and  between  CASI  and  Datanet
                    International   Incorporated   (portions  of  this
                    exhibit are omitted and were filed separately with
                    the Securities Exchange Commission pursuant to the
                    Company's  application   requesting   confidential
                    treatment   in   accordance   with   Rule 24b-2 as
                    promulgated  under  the Securities Exchange Act of
                    1934).                                                 12

         *10(b)     Reseller Agreement effective as of September 15th,
                    1997 by and between CASI and Datanet International Incorporated (portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under
                    the Securities Exchange Act of 1934).                  30

         *11        Statement of Computation of Per Share Earnings.        56

         *27        Financial Data Schedule.                               57

-------------------------------------------
*                   Filed herewith.


    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLASGAL COMMUNICATIONS, INC.
                                          Registrant




Dated:  November 6, 1997          By:  /s/ James M. Caci
                                       -------------------------
                                  James M. Caci
                                  Chief Financial Officer
                                  Authorized Officer