Form 10-Q
period 1997-10-31
GLASGAL COMMUNICATIONS INC
filed 1997-12-15
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: OCTOBER 31, 1997

/   /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         COMMISSION FILE NUMBER: 0-20688

                          GLASGAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                      94-2914253
-------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


20C COMMERCE WAY, TOTOWA, NJ                            07512
-------------------------------                     -------------------
(Address of principal executive                       (Zip Code)
offices)

                                 (201) 890-4800
               --------------------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X / No / /.

The number of shares of Registrant's Common Stock outstanding on October 31, 1997 was 28,386,963.

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 1997


                                      INDEX




PART I:  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
         Item 1:  Consolidated Financial Statements

                  Balance Sheets at April 30, 1997 and
                   October 31, 1997                                          3

                  Statements of Operations for the three months ended
                  October 31, 1996 and 1997                                  4

                  Statements of Operations for the six months ended
                  October 31, 1996 and 1997                                  5

                  Statements of Cash Flows for the six months ended
                  October 31, 1996 and 1997                                  6

                  Notes to Unaudited Consolidated Financial Statements       7

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        9


PART II: OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders       11

         Item 6:  Exhibits and Reports of Form 8-K                          12

                          GLASGAL COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     April 30,        October 31,
                                                                       1997               1997
                                                                       ----               ----
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $ 1,135             $   255
Accounts receivable, net                                             11,289              13,617
Inventory                                                             2,134               2,977
Prepaid expenses and other current assets                             1,446               3,708
Net assets from discontinued operations                               4,816               3,457
                                                                    -------            --------
         Total current assets                                        20,820              24,014
PROPERTY AND EQUIPMENT, net                                           3,634               3,497
GOODWILL                                                              1,680               1,587
OTHER ASSETS                                                          1,670               1,846
                                                                    -------            --------
         Total assets                                               $27,804            $ 30,944
                                                                    =======            --------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings                                               $11,675            $ 1,168
Current portion of long-term
     obligations                                                        850              3,333
Accounts payable                                                      5,415              7,838
Accrued liabilities                                                   5,331              3,213
Other current liabilities                                               506                201
                                                                    -------            -------
         Total current liabilities                                   23,777             15,753
                                                                    -------            -------
DUE TO RELATED PARTIES                                                1,026              1,001
                                                                    -------            -------
LONG-TERM OBLIGATIONS                                                 5,001              1,200
                                                                    -------            -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
       Preferred Stock                                                   --                 --
       Common Stock                                                      24                 28
Additional paid-in capital                                           10,341             25,284
Accumulated deficit                                                 (12,080)           (12,019)
Cumulative translation adjustment                                      (285)              (303)
                                                                    -------            -------
     Total shareholders' equity (deficit)                            (2,000)            12,990
                                                                    --------           -------

     Total liabilities and shareholders' equity (deficit)       $    27,804            $30,944
                                                                ===========            =======


     The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED OCTOBER 31,
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                1996                   1997
                                                                                ----                   ----

                                                                                          (unaudited)

Net Sales                                                                    $    16,359           $    19,523
   Cost of Sales                                                                  10,139                12,085
                                                                             -----------           -----------

   Gross Profit                                                                    6,220                 7,438

   Selling, general and administrative expenses                                    4,670                 6,855
                                                                             -----------           -----------

Operating income                                                                   1,550                   583
Interest expense, net                                                                314                   550
                                                                             -----------           -----------
Income before taxes                                                                1,236                    33
Provision for income taxes                                                            81                    --
                                                                             -----------           -----------
Income from continuing operations                                                  1,155                    33
Discontinued operations                                                           (1,124)                   --
                                                                             -----------           -----------
Net income                                                                   $        31           $        33
                                                                             ---========           ===========

Income per share:
   Continuing operations                                                     $       4.5           $         0

    Discontinued operations                                                  $      (4.5)                   --
                                                                             -----------           -----------

Net income per share                                                         $         0           $         0
                                                                             -----======           -----------
Average outstanding common
  and equivalent shares                                                       25,745,000            30,223,000
                                                                             ===========           ===========


      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               1996                  1997
                                                                               ----                  ----

                                                                                      (unaudited)


Net Sales                                                                  $    32,189         $     38,124
Cost of Sales                                                                   19,199               23,362
                                                                           -----------         ------------

Gross Profit                                                                    12,990               14,762

Selling, general and administrative expenses                                     9,219               13,698
                                                                           -----------         ------------

Operating income                                                                 3,771                1,064
Interest expense, net                                                              594                1,005
                                                                           -----------
Income before taxes                                                              3,177                   59
Provisions for income taxes                                                        125                   --
                                                                           -----------          -----------
Income from continuing operations                                                3,052                   59
Discontinued operations                                                         (1,627)                  --
                                                                           -----------
Net income                                                                 $     1,425          $        59
                                                                           -==========          -----------
Income per share:
   Continuing operations                                                   $      .12$                    0
   Discontinued operations                                                        (.06)                  --
                                                                           -----------          -----------
Net income                                                                 $       .06          $         0
                                                                           ===========          ====--====-

Weighted average outstanding common
  And equivalent shares                                                     25,745,000           29,068.000
                                                                            ==========          ===========


      The accompanying notes to unaudited consolidated financialstatements are an integral part of these statements.

                          GLASGAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS ENDED OCTOBER 31,
                                 (IN THOUSANDS)

                                                                          1996                     1997
                                                                          ----                     ----

                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $   1,426         $         59
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                              793                  998
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                              (4,126)              (2,328)
   (Increase) decrease in inventory                                           616                 (843)
   (Increase) decrease in prepaid expenses and other assets                (1,048)              (2,602)
   (Increase) decrease in  assets held for sale or disposition             (2,674)               1,109
    Increase (decrease) in accounts payable,
     accrued and other liabilities                                            449                   44
                                                                        ---------           ----------

Net cash used in operating activities                                      (4,564)               (3,563)
                                                                        ---------           ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (824)                 (354)
                                                                       ----------            -----------
     Net cash used in investing activities                                   (824)                 (354)
                                                                       ----------            ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings, net
                                                                            1,063             (10,507)
Net proceeds (payments) of indebtedness                                       282                (543)

Proceeds from issuance of stock                                             5,658              14,105
Distribution to stockholders                                                 (587)                 --
                                                                        ---------             --------


       Net cash provided by financing activities                            6,416               3,055
                                                                        ---------
       Net effect of foreign currency translation                             (80)                (18)
                                                                        ---------
       Net increase (decrease) in cash                                        948                (880)
   Cash at beginning of period                                              2,219               1,135
                                                                        ---------              -------
   CASH AT END OF PERIOD                                                  $ 3,167              $  255
                                                                        =========


      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          Glasgal Communications, Inc.
              Notes to Unaudited Consolidated Financial Statements
                 (in thousands, except share and per share data)

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

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1997. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six months ended October 31, 1997 are not necessarily indicative of results expected for the full fiscal year.

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

         If the Company had adopted the new standard for the three and six months ended October 31, 1997, basic earnings (loss) per common share from continuing operations, discontinued operations and net income per common share would have been $0, based on 27,711,000 and 27,096,000 basic weighted average shares for the three and six months, respectively. Diluted earnings per share would have been the same as basic earnings per share.

(4) Debt

         The Company's credit facility requires the Company to comply with certain financial and non-financial convenants. As of October 31, 1997, the Company was not in compliance with certain covenants and is in the process of obtaining waivers. As there can be no assurances that such waivers will be obtained, certain long-term debt, approximately $2.6 million, has been classified as current.

(5)  Equity

         In June and July 1997, the Company, through private placement equity offerings, issued 855,000 shares of common stock for approximately $3.1 million.

         In August 1997, the Company issued 237,000 shares of common stock upon the conversion of $0.8 million aggregate principal plus accrued interest of the Company's convertible notes.

         In October 1997, holders of redeemable warrants purchased approximately 2,743,000 shares of common stock at a price of $3.75 per share. As of October 31, 1997 approximately $0.7 million is included in other current assets as it was received in November 1997.

Public Offering

         On November 12, 1997 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of 4,000,000 shares of Common Stock. The net proceeds to the Company from this offering are intended to be used for the repayment of outstanding debt, working capital, capital equipment and potential acquisitions.

Supplemental Disclosure of Cash Flows

                                              1996                          1997
Interest Paid                                $ 707                         $ 828



Supplemental disclosures of non-cash investing and financing activities

In August 1997, holders of convertible notes converted $0.8 million of principal plus accrued and unpaid interest into 237,000 shares of common stock.

                          GLASGAL COMMUNICATIONS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 1997

NET SALES. Net sales for the three and six months ended October 31, 1997 were $19.5 million and $38.1 million compared to $16.4 million and $32.2 million for the three and six months ended October 31, 1996, representing an increase of 19.3% and 18.4% for the three and six months respectively. A significant portion of the increase for the three and six months ended October 31, 1997 was the result of the Company's focus on and an increase in sales to indirect customers. Included in net sales for the six months ended October 31, 1997 was software license revenue of $1.1 million. While the Company does not typically market its software, the Company may license such software in the future as strategic or other business opportunities arise.

GROSS PROFITS. Gross profits for the three and six months ended October 31, 1997 were $7.4 million and $14.8 million compared to $6.2 million and $13.0 million for the three and six months ended October 31, 1996. Gross profits as a percentage of net sales for the three and six months ended October 31, 1997 were 38.1% and 38.7% compared to 38.0% and 40.4% for the three and six months ended October 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended October 31, 1997 were $6.9 million and $13.7 million compared to $4.7 million and $9.2 million for the three and six months ended October 31, 1996. As a percentage of sales, selling, general and administrative expenses represented 35.1% and 35.9% for the three and six months ended October 31, 1997 compared to 28.6% and 28.6% for the three and six months ended October 31, 1996. The increase in selling, general and administrative is partly attributable to an increase in infrastructure costs, including personnel to support the Company's migration to the more complex service business. During the three months ended October 31, 1997 the Company revised its estimate of a potential liability established in a prior period which resulted in a reduction in selling, general and administrative expenses of $600,000.

INTEREST EXPENSE. Interest expense for the three and six months ended October 31, 1997 was $550,000 and $1,005,000 compared to $314,000 and $594,000 for the three and six months ended October 31, 1996. This increase in interest expense is primarily attributable to an increase in the average debt outstanding for the period.

FINANCIAL POSITION

         The Company's working capital as of October 31, 1997 was $8.3 million compared to a working capital deficiency of $3.0 million as of April 30, 1997.

         The Company has a credit facility with a bank that provides for maximum borrowing of $17 million. The credit facility consists of a term loan that began on March 19, 1997 at $2.0 million with principal and interest due monthly. In addition, the credit facility provides for a $15.0 million revolving credit facility, with allowable borrowing under the facility based on a formula of receivables and inventory. Outstanding borrowings under the term loan and revolving credit facility as of October 31, 1997 were $1.8 million and $1.2 million, respectively.

         The Company's credit facility requires the Company to comply with certain financial and nonfinancial covenants. As of October 31, 1997 the Company was not in compliance with certain convenants and is in the process of obtaining waivers. As there can be no assurance that such waivers will be obtained, certain long-term debt has been classified as current.

         In June 1997 and July 1997 the Company issued an aggregate of 855,000 shares of Common Stock in private equity placements, and received net proceeds of approximately $3.1 million.

         In October 1997, holders of redeemable warrants purchased approximately 2,743,000 shares of common stock at a price of $3.75 per share, aggregate net proceeds of $9.8 million.

         On November 12, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of 4,000,000 shares of Common Stock. The net proceeds to the Company from this offering are intended to be used for the repayment of outstanding debt, working capital, capital equipment and potential acquisitions.

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


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                          GLASGAL COMMUNICATIONS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11     Statement of Per Share Earnings
                  27     Financial Data Schedule

         (b)      Reports on Form 8-K

                  On September 24, 1997 and October 20, 1997, the Registrant filed two reports on Form 8-K relating to the redemption of its publicly traded redeemable warrants.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLASGAL COMMUNICATIONS, INC.
                                                  Registrant


Date:  December  15, 1997              By: JAMES M. CACI
                                           -------------------
                                           James M. Caci
                                           Chief Financial Officer and Duly
                                           Authorized Officer