Form 10-Q
period 1998-01-31
DATATEC SYSTEMS INC
filed 1998-03-17
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: January 31, 1998
                                                ----------------

/   /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         Commission file number: 0-20688
                         -------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                 94-2914253
-------------------------------                   --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


20C Commerce Way, Totowa, NJ                           07512
-------------------------------                   --------------------
(Address of principal executive                       (Zip Code)
offices)

                                 (973) 890-4800
                     ---------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares of Registrant's Common Stock outstanding on January 31, 1998 was 28,630,070.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       NINE MONTHS ENDED JANUARY 31, 1998


                                      INDEX




PART I:     FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
            Item 1:  Consolidated Financial Statements

                     Balance Sheets at January 31, 1998 and
                     April 30, 1997                                          3

                     Statements of Operations for the three months ended
                     January 31, 1998 and 1997                               4

                     Statements of Operations for the nine months ended
                     January 31, 1998 and 1997                               5

                     Statements of Cash Flows for the nine months ended
                     January 31, 1998 and 1997                               6

                     Notes to Unaudited Financial Statements                 7

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9


PART II:    OTHER INFORMATION

            Item 4: Submission of Matters to a Vote of Security Holders     11

            Item 6: Exhibits and Reports of Form 8-K                        13

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  APRIL 30,               JANUARY 31,
                                                                    1997                    1998
                                                                  ---------              ------------
                                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $   1,135             $         120
   Accounts receivable, net                                        11,289                    14,273
   Inventory                                                        2,134                     3,321
   Prepaid expenses and other current assets                        1,446                     3,215
   Net assets from discontinued operations                          4,816                     3,020
                                                              -----------             --------------
               Total current assets                                20,820                    23,949

PROPERTY AND EQUIPMENT, net                                         3,634                     4,993

GOODWILL                                                            1,680                     1,540

OTHER ASSETS                                                        1,670                     2,295
                                                              -----------             -------------

               Total assets                                    $   27,804             $      32,777
                                                              ===========             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                       $   11,675                   $ 4,351

   Current portion of long-term
      obligations                                                     850                       890
   Accounts payable                                                 5,415                     7,629
   Accrued liabilities                                              5,331                     2,756
   Other current liabilities                                          506                       555
                                                              -----------             -------------
               Total current liabilities                           23,777                    16,181
                                                              -----------             -------------

DUE TO RELATED PARTIES                                              1,026                       801
                                                              -----------             --------------
LONG-TERM OBLIGATIONS                                               5,001                     2,976
                                                              -----------             --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred Stock                                                    --                        --
    Common Stock                                                       24                        29
   Additional paid-in capital                                      10,341                    25,906
   Accumulated deficit                                            (12,080)                  (12,768)
   Cumulative translation adjustment                                 (285)                     (348)
                                                              -----------              ------------
      Total shareholders' equity (deficit)                         (2,000)                   12,819
                                                              -----------              ------------

      Total liabilities and shareholders' equity (deficit)    $    27,804              $     32,777
                                                              ===========              ============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1997                  1998
                                                      ------------          -------------
                                                                     (unaudited)

Net Sales                                            $    12,973           $        17,954

Cost of Sales                                              8,329                    10,729
                                                     -----------            --------------

Gross Profit                                               4,644                     7,225

Selling, general and administrative expenses               4,613                     7,179
                                                     -----------            --------------


Operating income                                              31                        46

Interest expense, net                                        208                       350
                                                     -----------            --------------

Income (loss) before taxes                                  (177)                     (304)

Provision (benefit) for income taxes                         (14)                       --
                                                     -----------            --------------

Income (loss) from continuing operations                    (163)                     (304)

Discontinued operations                                   (2,106)                     (443)
                                                     -----------            ---------------

Net loss                                             $    (2,269)           $         (747)
                                                     ===========            ===============
Income (loss) per share:

   Continuing operations                             $      (.01)           $          (.01)

   Discontinued operations                                  (.10)                      (.02)
                                                     ------------           ---------------

Net income (loss) per share                          $      (.11)           $          (.03)
                                                     ============           ===============

Weighted average outstanding common shares            21,031,000                 28,431,000
                                                     ============           ===============

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED JANUARY 31,
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1997                     1998
                                                       ------------             ------------
                                                                    (unaudited)

Net Sales                                             $    45,162                  $  56,078

Cost of Sales                                              27,528                     34,091
                                                      -----------                  ---------

Gross Profit                                               17,634                     21,987

Selling, general and administrative expenses               13,832                     20,877
                                                      -----------                  ---------

Operating income                                            3,802                      1,110

Interest expense, net                                         802                      1,355
                                                      -----------                  ---------

Income (loss) before taxes                                  3,000                       (245)

Provisions for income taxes                                   111                         --
                                                      -----------                  ---------

Income (loss) from continuing operations                    2,889                       (245)

Discontinued operations                                    (3,733)                      (443)
                                                      -----------                  ---------

Net income (loss)                                     $      (844)                 $    (688)
                                                      ===========                  =========

Income (loss) per share:

   Continuing operations                              $       .14                  $     (.01)


   Discontinued operations                                   (.18)                       (.02)
                                                      ===========                  ==========

Net income (loss)                                     $      (.04)                       (.03)
                                                      ===========                  ==========


Weighted average outstanding common shares             20,738,000                  25,693,000
                                                      ===========                 ===========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED JANUARY 31,
                                 (IN THOUSANDS)

                                                                                1997             1998
                                                                                ----             ----
                                                                                      (unaudited)

      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                                       $  (844)         $   (688)
      Adjustments to reconcile net income to net
           cash used in operating activities:
         Depreciation and amortization                                          1,050             1,451
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                            (1,451)           (2,984)
         (Increase) decrease in inventory                                         101            (1,187)
         (Increase) decrease in prepaid expenses and other assets                (230)           (2,510)
         (Increase) decrease in  assets held for sale or disposition             (858)              237
          Increase (decrease) in accounts payable,
           accrued and other liabilities                                       (1,346)             (218)
                                                                              --------         --------

      Net cash used in operating activities                                    (3,578)           (5,899)
                                                                              --------         --------

      CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment                                    (1,419)             (994)
                                                                              -------          --------

        Net cash used in investing activities                                  (1,419)             (994)
                                                                              --------         --------

      CASH FLOWS FROM FINANCING ACTIVITIES:

         Increase (decrease) in short-term borrowings, net                     (2,949)           (7,324)

         Net proceeds (payments) of indebtedness                                  158              (811)

         Proceeds from issuance of stock                                        6,924            14,076

         Distribution to stockholders                                            (587)               --
                                                                              -------          --------


          Net cash provided by financing activities                             3,546             5,941
                                                                              -------          --------

          Net effect of foreign currency translation                              (77)              (63)
                                                                              -------          --------

          Net increase (decrease) in cash                                      (1,528)           (1,015)

      CASH AT BEGINNING OF PERIOD                                               2,219             1,135
                                                                              -------          --------

      CASH AT END OF PERIOD                                                   $   691          $   120
                                                                              =======          ========

           The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                              DATATEC SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

(1) Business

            Datatec Systems, Inc. (the "Company" or "Datatec"), and its subsidiaries are in the business of providing configuration, integration and rapid deployment services for the implementation of complex computer networking and connectivity systems.

(2) Basis of Presentation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

            The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1997. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended January 31, 1998 are not necessarily indicative of results expected for the full fiscal year.

(3)  Earnings Per Share

            In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which makes certain changes to the manner in which earnings per share is reported. The Company adopted this standard for the quarter ended January 31, 1998.

            The Company has outstanding options, warrants and convertible notes that could potentially dilute basic earnings per share in the future. These items were not included in the computation of diluted earnings per share for the periods presented as they would have been antidilutive.

(4) Debt

            The Company's credit facility requires the Company to comply with certain financial and non-financial convenants. As of January 31, 1998, the Company was not in compliance with certain covenants and is in the process of obtaining waivers.

(5)     Supplemental Disclosure of Cash Flows

                                      1997                    1998
                                 ------------             -----------
              Interest Paid          $ 978                  $ 1,097


Supplemental disclosures of non-cash investing and financing activities

            In August and December of 1997, holders of convertible notes converted a total of $1,400 of principal plus accrued and unpaid interest into 459,000 shares of common stock.

(6)     Subsequent Events

            In March 1998, the Company acquired the outstanding minority interest of its subsidiary Computer-Aided Software Integration, Inc. for $2,414. As part of the purchase price the Company issued a convertible note due June 15, 1998 for $1,833. The note bears interest at 10% per annum and if not paid by June 15, 1998 or if an event of default occurs prior to June 15, 1998, the note may be converted into common stock at a discount to the then current market price.

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION
                 (in thousands, except share and per share data)

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1998

            Net sales for the three and nine months ended January 31, 1998 were $17,954 and $56,078, respectively, compared to $12,973 and $45,162, respectively for the three and nine months ended January 31, 1997. This represents an increase of 38.4% and 24.2% for the three and nine months ended January 31, 1998, respectively. The December holidays fall within the Company's third quarter and usually have a significant negative impact on sales. This negative impact is the result of the Company's retail customers reducing their purchases from the Company during their peak selling periods. Historically, the retail industry has represented between 50% and 60% of the Company's sales. The increase in sales for the three months ended January 31, 1998 is the result of several factors: more focused efforts on the selling of rapid configuration and deployment services, increased non-retail sales and a better matching of revenues and expenses on certain long-term contracts. In the nine months ended January 31, 1998, the Company's backlog of services to be delivered in the next twelve months increased by $18,700 or 52.3%.

            Gross profits for the three and nine months ended January 31, 1998 were $7,225 and $21,987, respectively, compared to $4,644 and $17,634 in the three and nine months ended January 31, 1997. Gross profits as a percentage of net sales were 40.2% and 39.2% for the three and nine months ended January 31, 1998 compared to 35.8% and 39.0% for the three and nine months ended January 31, 1997. The increase in gross margin is the result of a change in the sales mix in favor of more complex deployment services.

            Selling, general and administrative expenses for the three and nine months ended January 31, 1998 were $7,179 and $20,877 compared to $4,613 and $13,832 for the three and nine months ended January 31, 1997. The increase in selling, general and administrative is partly attributable to an increase in infrastructure costs, including personnel to support the Company's migration to the more complex service business.

            Net interest expense for the three and nine months ended January 31, 1998 was $350 and $1,355, respectively, compared to $208 and $802 for the three and nine months ended January 31, 1997. This increase in interest expense is primarily attributable to an increase in the average debt outstanding for the period and the amortization of deferred financing fees incurred in connection with securing the Company's senior credit facility.

            The loss from discontinued operations for the three months ended January 31, 1998 was $443 representing additional expenses related to the disposal and discontinuance of the Company's distribution of data communications equipment business. This business was discontinued in June 1997.

            The Company's net loss for the three and nine months ended January 31, 1998 was $747 and $688 respectively, compared to a net loss of $2,269 and $844 for the three and nine months ended January 31, 1997.

FINANCIAL POSITION

            In March 1997, the Company entered into a $17,000 senior credit facility to replace two of its existing credit facilities. The senior credit facility consists of a $15,000 revolving line of credit and a $2,000 term loan. The senior credit facility is supported by accounts receivable and inventory as well as other assets of the Company, has a term of three years and bears interest at prime plus three quarters of one percent (3/4%) and prime plus one and one-half percent (1 1/2%) on the line of credit and term loan, respectively. Availability under the revolving line of credit is calculated using a formula of 85% of eligible accounts receivable and 50% of eligible inventory. The $15,000 revolving line of credit represents an increase of approximately $4,000 over the revolving line of credit it replaced. The Company's credit facility requires the Company to comply with certain financial and non-financial convenants. As of January 31, 1998, the Company was not in compliance with certain covenants and is in the process of obtaining waivers.

            The Company's shareholders' equity as of January 31, 1998 increased by approximately $14,819 to $12,819, compared to a deficit of $2,000 as of April 30, 1997. The increase in shareholders' equity (deficit) is primarily the result of three different types of transactions. The Company completed two private placements during the nine months ended January 31, 1998, totaling 855,000 shares of common stock and $3,100. Convertible noteholders converted $1,400 principal notes plus accrued interest into 459,000 shares of common stock. In October 1997, holders of redeemable warrants purchased approximately 2,743,000 shares of common stock at $3.75 per share.

            The Company's working capital improved from a deficiency of $2,957 at April 30, 1997 to a working capital of $7,768 at January 31, 1998.

                             DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION


ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company's Annual Meeting of Stockholders was held on December 22, 1997 (the "Annual Meeting").

      (b) Ralph Glasgal, Isaac Gaon, Christopher Carey, Thomas Berry, Robert Friedman, David Milch and Joseph Salvani were elected as directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and qualified. No other director's term of office continued after the Annual Meeting.

      (c)    (1) Election of Directors

                                              Number of          Number of
                                              Votes For        Votes Withheld
                                              ---------        --------------
                 Ralph Glasgal               23,181,448           44,334
                 Isaac Gaon                  23,181,448           44,334
                 Christopher Carey           23,181,448           44,334
                 Thomas Berry                23,178,448           47,334
                 Robert Friedman             23,178,448           47,334
                 David Milch                 23,179,448           46,334
                 Joseph Salvani              23,179,448           46,334

            (2) Approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Glasgal Communications, Inc." to "Datatec Systems, Inc."

                  Number of          Number of              Number of
                  Votes For        Votes Against        Votes Abstaining
                  ---------        -------------        ----------------
                 23,152,680           52,664                 20,438

            (3) Approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from thirty-eight million (38,000,000) shares to seventy-nine million (79,000,000) shares and the ratification of a modification of a conditional right of Direct Connect International, Inc. to purchase shares of the Company's Common Stock:

                   Number of         Number of              Number of
                   Votes For       Votes Against        Votes Abstaining
                   ---------       -------------        ----------------
                  13,530,130          318,334                47,434

            (4) Ratification and approval of the sale of certain shares of the Company's Common Stock to Ralph Glasgal:

                   Number of         Number of              Number of
                   Votes For       Votes Against        Votes Abstaining
                   ---------       -------------        ----------------
                  13,052,810          301,084                47,459

            (5)  Approval of the Company's 1998 Employee Stock Purchase Plan:

                   Number of         Number of              Number of
                   Votes For       Votes Against        Votes Abstaining
                   ---------       -------------        ----------------
                  22,430,872         122,029                 31,238

            (6) Ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending April 30, 1998:

                 Number of           Number of               Number of
                 Votes For         Votes Against         Votes Abstaining
                 ---------         -------------         ----------------
                23,187,180            28,964                   9,638

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 11 - Statement of Earnings (Loss) Per Share

      (b)   Exhibit 27 - Financial Data Schedule

      (c)   Reports on Form 8-K

            (1) The Company filed a Form 8-K dated January 12, 1998 reporting an Item 5 event in connection with its change of name and ticker symbols.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATATEC SYSTEMS, INC.
                                          REGISTRANT



Date: March 17, 1998                  By: /s/ James M. Caci
                                          ---------------------------------
                                          James M. Caci
                                          Chief Financial Officer and Duly
                                          Authorized Officer