Form 10-K
period 1998-04-30
DATATEC SYSTEMS INC
filed 1998-07-29
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended APRIL 30, 1998
                                                      OR
   ___         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the Transition period from ________ to ________

                          Commission File No. 000-20688

                              DATATEC SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        94-2914253
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

      20C COMMERCE WAY, TOTOWA, NJ                      07512-1154
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (973) 890-4800
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
  Common Stock, $.001 par value                 Boston Stock Exchange
  Preference Share Purchase Rights              Boston Stock Exchange

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

                                   YES X NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at June 30, 1998 was approximately $101,735,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

         The  total  number  of  shares  of  Common  Stock  of  the   Registrant
outstanding at June 30, 1998 was 29,084,342.

         The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than August 28, 1998 pursuant to Regulation 14A.

                                TABLE OF CONTENTS

PART I                                                                    PAGE #
------                                                                    ------

Item 1.     Business                                                          3
Item 2.     Properties                                                       12
Item 3.     Legal Proceedings                                                12
Item 4.     Submission of Matters to a Vote of Security Holders              12


PART II
-------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                              13
Item 6.     Selected Financial Data                                          15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        17
Item 8.     Financial Statements and Supplementary Data                      24
Item 9.     Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         51


PART III
--------

Item 10.    Directors and Executive Officers of the Registrant               52
Item 11.    Executive Compensation                                           52
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                   52
Item 13.    Certain Relationships and Related Transactions                   52


PART IV
-------

Item 14.    Exhibits, Financial Statements Schedules and Reports
            on Form 8-K                                                      53

                           FORWARD LOOKING STATEMENTS
                           --------------------------

            IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. DATATEC SYSTEMS, INC. UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS, TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

            Datatec  Systems,  Inc.  (the  "Company"  or  "Datatec")  is in  the
business of providing rapid and accurate technology deployment services. The Company markets its services to Fortune 2000 customers and other large systems manufacturers, systems integrators, independent software vendors and telecommunications carriers (collectively, "Technology Providers") in the United States and Canada. The Company's deployment services include the following: (i) the process of "customizing" network devices such as routers, switches, servers, workstations to meet the specific needs of the user (hereinafter referred to as "configuration"), (ii) the process of ensuring that devices installed on a network are compatible with the topology of the network and all legacy systems (hereinafter referred to as "integration"), and (iii) the physical process of installing technology on networks (hereinafter referred to as "installation").

            The Company utilizes an implementation model to provide its deployment services, which allows the Company to efficiently deliver high quality and cost effective large-scale technology deployment solutions for Fortune 2000 companies and other Technology Providers in the United States and Canada. The components of the Company's implementation model include the following:

o The utilization of a proprietary software tool, the Integrator's Workbench Product SeriesTM ("Integrator's Workbench"), that enhances the accuracy of the deployment process and significantly reduces the completion time and labor costs for most complex deployment projects.

o The employment of a field deployment team throughout the United States and Canada that is capable of delivering complex technologies, which include computing platform, cabling, and infrastructure.

o The application of five staging and configuration centers, to conduct numerous installation activities including receipt and tracking of project components, assembly, testing, verification, documentation and configuration and integration of hardware and software components. By conducting these activities at the Company's staging centers, and utilizing, where applicable, the Company's Integrator's Workbench software tools, the Company is able to prepare and roll-out project components so that they arrive at a customer site in a "plug and play" state.

            The Company operates out of 15 offices and has a field deployment team of approximately 450 people, allowing it to conduct multiple simultaneous large-scale deployments for Fortune 2000 end-user customers and Technology
Providers across the United States and Canada. The Company's deployment capabilities further permit Technology Providers to enhance the "absorption" of their products in the marketplace onto increasingly complex networks and information technology ("IT") environments.

            In January 1998, the Company changed its name from Glasgal Communications, Inc. to Datatec Systems, Inc. The Company is incorporated in Delaware and its stock is traded on the Nasdaq Small-Cap Market under the symbol "DATC". The Company maintains its executive offices at 20C Commerce Way, Totowa, New Jersey, 07512. Its telephone number is (973) 890-4800. The Company's website can be located at www.datatec.com.

DATATEC'S DEPLOYMENT SOLUTIONS

            The Company's management believes that the market for deployment services will continue to rapidly increase. Technology Providers need to improve the "absorption" or "time to market" of their products to maximize return on sales, as well as return on product development costs. In addition, large end-users need to maximize their return on technology investments. The speed of the deployment is a critical factor in improving these fundamental ratios.

            The dynamics creating an increasing strong demand for Datatec's software-enabled deployment offerings include the following:

o Due to shorter product life cycles, hardware manufacturers and software vendors alike must find ways to rapidly bring their products to market or face losing market share.

o In order to maintain a competitive edge in the market, corporations are constantly looking to become more efficient and technology has become a major source of competitive advantage. Speed of deployment has therefore become vital.

o Technologies are becoming increasingly complex, which makes them extremely difficult and costly to implement, especially without tools and methodologies. Given the downsizing of many IT departments and their preoccupation with core operations, companies are increasingly looking to outsource the deployment of new technologies.

            Datatec is positioned to address the demand for configuring, integrating and installing workstations, servers, routers, and switches onto networks through its software-enabled process and methodology. Through proper utilization of its Integrator's Workbench tools and the Company's proprietary software-enabled processes and methodologies, many labor-intensive deployment services are being automated thereby increasing the Company's effective yield and profitability.

INTEGRATOR'S WORKBENCH

            The Company's Integrator's Workbench is an object oriented suite of design and productivity tools that run on distributed computing platforms using Microsoft's Windows 95 and Windows NT operating systems. The Integrator's Workbench software tools function as a master repository for the collection and management of all the design and configuration information and rules that are learned during the execution of the Company's deployment services. The Integrator's Workbench collects and organizes project-specific information through user-friendly prompts and organizes it into object oriented databases that are easily manipulated for the purposes of system configuration and documentation. As most of these results are generated using software routines and commands, use of the Integrator's Workbench significantly decreases the time and costs of the Company's deployment projects.

            The benefits provided by software-enabling Datatec's deployment processes include the following:

o REDUCTION IN LABOR COSTS AND INCREASED PRODUCTIVITY. Typical time reductions achieved by using Datatec's software-enabled process range between 40% and 90%. For example, the typical router that takes between forty-five minutes and one hour to configure and document manually is reduced to five minutes using the Company's software-enabled process. The software-enabled process further reduces the Company's costs to complete deployment projects by using fewer high priced engineers. Accordingly, Datatec can reduce the prices for deployment services without compromising margins. In addition, projections of task times becomes significantly more accurate as these tasks become less dependent on human intervention and increasingly automated. As a result of the utilization of the software-enabled process, Datatec significantly reduces the risk of cost overruns for its clients.

o THE ABILITY TO LEVERAGE TECHNICAL SKILLS. Highly complex technical solutions can be deployed using less technical people, as the knowledge is resident in the software. This is of particular importance in the IT market, where the increasing demand for experienced highly-skilled engineers is placing constraints on the availability of such resources. Because of the methodologies employed at Datatec's configuration centers, products arrive at a client's site in a "plug and play" state. The Company's field deployment force are fully equipped to address computing, cabling or electrical tasks associated with a technology deployment. As a result, it usually takes only one visit to a site to complete the installation.

o A HIGHER DEGREE OF ACCURACY IN THE CONFIGURATION AND INTEGRATION PROCESS LEADS TO VIRTUAL "PLUG AND PLAY" INSTALLATIONS. The automated process eliminates the risk of input mistakes, which account for a significant portion of errors during the configuration and integration processes. As a result of such automation, highly complex and fully customized devices convert into "plug and play" products for the Company's deployment teams. This process saves significant time in the configuration and integration processes, as well as the installation process. It also significantly reduces time spent on rework, which is normally provided at the Company's expense, and reduces disruption at the clients operation, which is often associated with the implementation of new technology.

DATATEC'S SOFTWARE-ENABLED SERVICE OFFERINGS

            The Company has created the following distinct branded solutions targeted towards specific market needs: (i) Network Device Deployment; (ii) Computing Device Deployment; (iii) Technology Refresh & Migration; and (iv) Site Readiness & Infrastructure.

            NETWORK DEVICE DEPLOYMENT ("NDD"). NDD is the software-enabled process for staging, configuring, integrating and installing new communication devices such as routers and switches. Client's can select to outsource one or all the above functions. They can also choose to carry out the first three processes within their own manufacturing, staging or integration facilities using Integrator's Workbench or in one of the Company's configuration centers. In the past year the Company believes it has moved this offering from the proof of concept stage to an offering with strong demand and general market acceptance.

            NDD is the primary solution supporting the Company's relationship with Cisco Systems, Inc. ("Cisco"). In fiscal 1998, NDD accounted for approximately $4.2 million of the Company's net sales. Since the inception of this program in June 1997, the Company has received approximately $12 million in orders for this product offering.

            COMPUTING DEVICE DEPLOYMENT ("CDD"). CDD is the software-enabled process for staging, configuring, integrating and installing new computing devices such as servers, workstations and laptops. Clients ship products to one of the Company's configuration centers for processing. However, before the deployment process can commence significant pre-deployment time is spent in engineering, designing, software customization and data collection to ensure rapid and error free deployment. The Company has identified CDD as a major opportunity for growth.

            TECHNOLOGY REFRESH & MIGRATION ("TRM"). TRM projects apply the Company's methodology and configuration automation tools to decrease the time and complexity of upgrading a clients existing IT infrastructure and equipment on-site. Typical TRM projects may include one or in some cases all of the following:

o      Migration to a new desktop  operating  system;
o      Migration to a new server operating  system;
o      Rollout  of a  new  or  upgraded  application  suite;
o      Introducing Internet services; and
o      Upgrading the network infrastructure.

            TRM was launched in April 1998 and is the primary solution supporting the Company's new relationship with Microsoft Corporation ("Microsoft"). While no revenues were generated from this solution in fiscal 1998, in the first two months of fiscal 1999 orders for $2 million have been received and are expected to be provided within twelve months.

            SITE READINESS AND INFRASTRUCTURE ("SRI"). A major technology migration or upgrade within an organization often first requires an overhaul of the company's physical infrastructure. The Company has significant experience and expertise in ensuring a site is fully capable of accepting a new technology. Infrastructure improvement could include one or all of the following:

o      Data Communications Cabling;
o      Telecommunications Cabling;
o      Power Cabling; and
o      Physical/Structural Pathway Modification.

            One primary reason why organizations choose the Company for their deployment is because it can carry out all the attendant functions to implement technology without recourse to sub-contractors. The same Datatec team responsible for infrastructure is capable of installing routers, workstations and servers as well as migrating operating systems within the most complex enterprise environments.

STRATEGY

            The Company's objective is to be the premier technology deployment provider to Fortune 2000 customers as well as large technology providers. To achieve this objective, the Company is pursuing the following strategies:

o Continuing to invest in the research and development of automated tools and the improvement of its processes and methodologies;

0 Creating strong long-term relationships with end-user customers and technology providers, thereby providing a source for repeatable business;

0 Engaging its salesforce to support the selling efforts of its strategic partners like Cisco and Microsoft;

o Supplementing its organic growth with strategic acquisitions where it can leverage its tools and processes and methodology to significantly increase the gross margins of the acquired company's deployment revenues and expand geographic coverage.

SALES AND MARKETING

            The Company's marketing efforts are focused towards organizations that require more complex solutions from a technical, geographic dispersion, or time sensitive point of view. In the Company's experience, more complex, multi-site deployments have significantly less competitive pressures, and generate higher proposal close rates and gross margins than deployments with less complexity and/or geographic dispersion. The areas of Company's business focus in the IT market is shown below:


        [This page contains a chart depicting typical project activities]


            The Company has two sales forces comprised of 38 national account managers. The direct sales division is dedicated to bringing solutions to end-users while the indirect division provides solutions to Technology Providers. Both sales teams follow a rigorous methodology called "The Datatec Relationship Cycle" (the "DRC"), which has been instrumental in creating long-term relationships with the Company's customers. The DRC consists of the following five stages: (i) initiation, (ii) definition, (iii) testing, (iv) rollout, and (v) feedback. process has enabled the Company to monitor and improve customer satisfaction.

            There is significant interaction between the various departments in the Company to bring optimal solutions to its customers. The Company's sales functions work as a team with the Professional Services division who, in turn, work closely with the software development division to provide the most cost effective solutions to our customers. The chart below shows how the process works within the organization to bring optimal solutions to its customers.

       [This page contains a graphical depiction of the Company's solution setting forth the elements of the Company's implementation model]

CUSTOMERS

            The Company performs deployment services directly to a variety of end-user customers across a broad range of industries. The Company also delivers its services to end-users through indirect customers that utilize the Company's deployment services on a project-by-project basis. The Company's customers include:


    DIRECT                               INDIRECT
    ------                               --------

    American Stores Company              Bell Atlantic Network Integration, Inc.
    Beneficial Management Corporation    Cisco Systems, Inc.
    Blockbuster Entertainment Inc.       Diebold Incorporated
    The Chubb Corporation                Electronic Data Systems Corporation
    Federated Department Stores          IBM Global Services
    Lowe's Companies, Inc.
    Pizza Hut, Inc.
    Regions Financial Corporation
    Starbucks Corporation
    Toys "R" Us, Inc.
    Walgreen Co.

            The Company utilizes a customer relationship cycle to monitor and improve customer satisfaction. The Company has several large repeat customers and believes that significant opportunities exist to expand its customer relationships and to leverage its existing customers. The Company will continue to emphasize customer satisfaction and seek ways to improve service in order to generate increased repeat business.

            During each of the past two fiscal years, sales of the Company's services to a limited number of customers have accounted for a substantial percentage of the Company's total net sales. For the years ended April 30, 1998 and 1997, the Company's 15 largest customers accounted for approximately 51.8% and 61.5% of the Company's net sales. For the year ended April 30, 1997, Federated Department Stores, Inc. and Lowe's Companies, Inc. accounted for approximately 11.7% and 10.1% respectively, of the Company's total net sales. This concentration of customers can cause the Company's net sales and earnings to fluctuate from quarter-to-quarter, based on the requirements of its customers and the timing of delivery of services.

COMPETITION

            The Company competes with a number of other companies involved in the design, installation, integration and servicing of computer networking technologies. The IT deployment market is highly fragmented and characterized by a small number of very large organizations that carry out a significant amount of deployment and a large number of small companies that in turn carry out small amounts of deployment. In addition to direct competition, the Company faces indirect competition from its existing and potential future customers, many of which internally design, integrate and deploy their own technologies for their particular needs. The Company, however, knows of no other company who currenlty offers rapid IT deployment services as their primary business focus.

INTELLECTUAL PROPERTY

            The Company relies on a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company has entered into confidentiality and invention assignment agreements with its software developers, and when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or that the Company's competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company's technology. The Company believes that, because of the rapid pace of technological change in the software market, legal protection for its Integrator's Workbench software tools will be a less significant factor in the Company's future success than the knowledge, ability and experience of the Company's employees, the frequency of enhancements and the ability of the Company to satisfy its customers.

EMPLOYEES

            As of April 30, 1998, the Company had approximately 750 full-time employees. Of these full-time employees, approximately 450 are employed under contracts with the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 1430.

            The success of the Company depends in large part upon its ability to attract and retain qualified employees, particularly senior management, systems engineering personnel and sales personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining any employees. Any failure by the Company to retain qualified senior management, systems engineering personnel and sales personnel could materially adversely affect the Company's business, operating results, and financial condition. The Company believes its relationship with its employees is satisfactory.
                                       11

ITEM 2.  PROPERTIES
         ----------

            The Company's corporate headquarters is located in Totowa, New Jersey. The headquarters leased office space of 19,245 square feet also houses the Company's New York/New Jersey office. In addition to its headquarters building, the Company leases throughout the United States approximately 80,277 square feet of space in 13 locations for its sales and field operations and configuration centers. The Company also leases an aggregate of approximately 17,110 square feet of space in one location in Canada.


ITEM 3.  LEGAL PROCEEDING
         ----------------

            The  Company  is  not  a  party  to  any  legal   proceedings  which
individually or in the aggregate, is believed to be material to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

            None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

            The Company's Common Stock is currently traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "DATC". The Company's Common Stock commenced listing on Nasdaq on May 3, 1994. The following table sets forth the high and low sale prices on Nasdaq for the periods indicated.

                                                          HIGH          LOW
                                                          ----          ---

      May 3, 1996 - July 31, 1996......................   $11 5/8       $5 7/8
      August 1, 1996 - October 31, 1996................   $8 7/8        $4 3/4
      November 1, 1996 - January  31, 1997.............   $6 3/8        $4
      February 1, 1997 - April 30, 1997................   $6            $2 54/64
      May 3, 1997 - July 31, 1997......................   $5 5/8        $2 3/4
      August 1, 1997 - October 31, 1997................   $8 7/16       $3 7/8
      November 1, 1997 - January  31, 1998.............   $7 1/8        $3 3/32
      February 1, 1998 - April 30, 1998................   $6 3/4        $3 1/2

            On July 24, 1998, the closing sale price for the Company's Common Stock as reported on Nasdaq was $4 17/32. As of June 30, 1998, there were approximately 200 holders of record of the Company's Common Stock.

            The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to shareholders in amounts sufficient to reimburse the Datatec Industries' shareholders for Federal (and some state) income tax liabilities arising from Datatec Industries' former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. The Company's loan agreements with the bank include a restriction prohibiting the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

            During the fiscal year ended April 30, 1998, the following securities were sold by the Company without registration under the Securities Act. Except as otherwise indicated, the securities were sold by the Company in reliance upon the exemption provided by Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

            In June 1997, Ralph Glasgal purchased 160,000 shares of Common Stock for an aggregate purchase price of $620,000.

            In July 1997, Direct Connect International Inc. purchased 130,000 shares of Common Stock from the Company for an aggregate purchase price of $500,000.

            In July 1997, the Company sold an aggregate of 565,000 shares of Common Stock in a private placement to six accredited investors, at a purchase price of $3.875 per share. The Company paid a placement fee to Brookehill Equities, Inc. in an amount equal to 10% of the gross proceeds in connection with the transaction.

            In August 1997, January 1998 and April 1998, the Company issued an aggregate of 631,000 shares to Frank Brosens and Tinicum Investors upon conversion of convertible notes in an aggregate principal amount of $2,000,000.

            In September 1997, the Company issued an aggregate of 50,000 shares of Common Stock to Mason Carter in exchange for 100,000 shares of Common Stock of Datatec Industries.

            In May 1998, the Company entered into a financing arrangement with Shepherd Investments International, Ltd. ("Shepherd") and Stark International ("Stark") pursuant to which it issued 300 shares of Series E Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $3,000,000. The Company issued to Shepherd and Stark currently exercisable warrants to purchase an aggregate of 90,000 shares of Common Stock at a per share exercise price of $6.29, which expire in April 2001. In connection with the offering, the Company (i) paid a placement fee to Reedland Capital Partners equal to 5% of the gross proceeds, and (ii) issued currently exercisable warrants to Reedland Capital Partners to purchase an aggregate of 75,000 shares of Common Stock at a per share exercise price of $6.29, which expire in April 2003.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

            The following table sets forth the selected financial data of the Company for, and at the end of (i) the year ended December 31,1993, (ii) the four months ended April 30, 1993 and 1994 and (iii) the years ended April 30, 1995, 1996, 1997 and 1998.

            The Company changed its fiscal year-end from December 31 to April 30 on May 2, 1994. The financial data presented below for, and at the end of, the four-month period ended April 30, 1993, has been derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the financial data includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such data.

            The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.

                                        YEAR ENDED      FOUR MONTHS ENDED                            YEAR ENDED
                                       DECEMBER 31,         APRIL 30,                                 APRIL 30,
                                       ------------  ------------------------  -----------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:              1993        1993         1994         1995            1996          1997          1998
                                       ------------  ----------  ------------  -----------    ------------  -----------  -----------

Net Sales                                $50,629     $13,795      $16,332      $55,876        $59,169         $59,481      $76,804
Operating Income                          13,244       2,299        1,191        3,204         (4,248)          1,538          517
Net income (loss) from continuing         12,316       2,040        1,081        2,596         (5,149)            702        (968)
operations
Discontinued Operations                   (6,491)     (1,700)      (2,600)      (4,989)        (8,046)         (5,662)        (518)
Extraordinary item                           --          --           --            --           (223) (a)         --          --
Net Income (loss)                        $ 5,825     $   340      $(1,519)     $(2,393)      $(13,418)        $(4,960)     $(1,486)
                                          ======      ======       ======       ======        =======          ======       ======
Income (Loss) Per Share - Basic:
  Income (loss) from continuing                                                $   .14       $   (.28)        $   .03      $  (.04)
operations
  Discontinued Operations                                                         (.27)          (.44)           (.27)        (.02)
  Extraordinary Item                                                                --           (.01)             --           --
                                                                            -----------  -------------    ------------  -----------
Net Loss Per Share                                                             $  (.13)      $   (.73)        $  (.24)     $  (.06)
                                                                                ======        =======          ======       ======


Income (Loss) Per Share - Diluted:
  Income (loss) from continuing
  operations                                                                   $   .14       $   (.28)        $   .03      $  (.04)
  Discontinued Operations                                                         (.27)          (.44)           (.24)        (.02)
  Extraordinary Item                                                               --            (.01)             --
                                                                           ------------- -------------    ------------  -----------
Net Loss Per Share                                                             $  (.13)   $      (.73)    $      (.21)     $  (.06)
                                                                           ============= =============    ============  ===========

Average common and common equivalent
shares - Basic                                                              16,181,000     18,354,000      21,151,000   26,451,000
                                                                            ===========  =============    ============  ===========

Average common and common equivalent
shares - Diluted                                                            17,981,000     18,354,000      23,557,000   26,451,000
                                                                            ===========  =============    ============  ===========

(a) Write off of unamortized deferred financing fees as a result of the early extinguishment of debt.



                                   DECEMBER 31,                                 APRIL 30,
                                   -------------   --------------------------------------------------------------------
                                       1993        1993       1994         1995         1996          1997         1998
                                       ----        ----       ----         ----         ----          ----         ----
BALANCE SHEET DATA:

Working Capital (deficiency)        $  5,447    $  1,442    $    444    $   (585)    $ (7,664)    $ (2,957)     $ 1,472
Total Assets                          13,877      13,103      17,665      22,334       23,494       27,804       40,063
Long-term debt                         1,057       2,170       2,509       3,642        2,338        5,001        2,415
Total shareholders'
  equity (deficit)                     6,893       1,761       4,768       1,967       (3,706)      (2,000)      12,718


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

            THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING
ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

            The Company is in the business of providing rapid and accurate technology deployment services. Utilizing five regional staging and configuration centers and its own field deployment team of approximately 450 people operating out of 15 offices, the Company conducts multiple simultaneous large scale deployments for organizations throughout the United States and Canada. The Company believes its consistent, rapid deployment model enables its end-user customers to accelerate the assimilation of networking technologies into their organizations and allows its technology providers to enhance the "absorption" of their products in the marketplace.

            The Company was established in 1975 as a regional distributor of data communications equipment. Through fiscal 1991, the Company expanded geographically by opening 14 new offices within the United States. Beginning in 1991, the Company began redirecting its efforts to become a systems integrator providing complete computer networking systems and integration services. In October 1994, the Company acquired Signatel Ltd. ("Signatel"), a Canadian systems integrator, which expanded the Company's geographic scope to include four offices in Canada.

            Over the course of fiscal 1995 and early fiscal 1996, the Company continued to encounter, and was greatly impacted by, the trend of declining profitability in data communications equipment sales. As a result, the Company decided to accelerate the process of transitioning from the business of distributing data communications equipment to its current business of providing deployment services. In April 1996, the Company acquired Computer-Aided Software Integration, Inc. ("CASI"), the developer of the Integrator's Workbench - a suite of software tools to aid in the automation of configuration and integration. In July 1996, the Company acquired HH Communications, Inc. ("HH"), a systems integrator with an expertise in routing technologies. In October 1996, the Company acquired Datatec Industries, a systems integrator with a focus on installation services.

            Since the acquisition of Datatec Industries in October 1996, the Company has transitioned its business to providing rapid deployment services. In June 1997, the Company discontinued its data communications equipment distribution business.

            The Company's current business represents a substantial change from the Company's historical line of business. Consequently, the Company's historical results of operations do not reflect combined operations relating to its current business for a significant period of time and such results may not be indicative of the Company's future results of operations.

            The Company's deployment services are generally provided at a fixed contract price pursuant to purchase orders or other written agreements with its customers. Although certain traditional customers of Datatec Industries continue to order services through oral agreements, the Company is in the process of changing its procedure to assure that in the future, where possible, all services will be provided under written agreements or purchase orders.

            The Company generally invoices its customers for its services after installation is completed at each customer site, and recognizes revenue relating to such site at the time invoices are issued. The Company recognizes revenue on certain long-term contracts on the percentage of completion basis. The Company defers certain deployment costs such as engineering, planning and project management costs and amortizes such costs as it recognizes revenue from such projects. The Company's cost of services consists of three main categories: labor, materials and project expense. Labor consists of salaries and benefits of the Company's field installation force as well as staging and configuration personnel. The materials category includes all materials used in the installation process such as connectors, wall plates, conduit, and data and electrical cable. Project expenses include travel and living expenses for the installation teams, equipment rentals and other costs that are not labor related or materials. The Company uses percentage of completion accounting for certain contracts with a long-term duration.

            As  of  April  30,  1998,   the  Company  has  net  operating   loss
carryforwards for Federal tax purposes of approximately $11 million. United States tax rules limit the amount of net operating loss that companies may utilize in any one year in the event of cumulative changes in ownership over a three year period in excess of 50%. The Company has completed several financings since the effective date of these rules and does not believe that its ability to utilize its net operating loss carryforwards is limited as of April 30, 1998, although ownership changes in future periods may pose limitations of the Company's use of net operating loss carryforwards. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service.

            The following  discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The Signatel, HH and Datatec Industries acquisitions have been accounted for as pooling of interests and the financial information for all periods represents the combined results of all companies. The acquisition of CASI was accounted for as a purchase and the operations of CASI have been included from the date of acquisition. In addition, the Company decided to discontinue its business of distributing data communications equipment in June 1997. As a result of the Company's discontinuance of this business, all financial information has been restated to reflect such operations as discontinued in all periods presented.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1998 AND 1997

            NET SALES. Net sales for the year ended April 30, 1998 were $76.8 million compared to $59.5 million for the year ended April 30, 1997, representing an increase of 29.1%. The increase is the result of increased demand for the Company's deployment services.

            GROSS PROFIT. Gross profit for the year ended April 30, 1998 was $29.6 million compared to $22.3 million for the year ended April 30, 1997. Gross profit as a percentage of net sales was 38.5% for the year ended April 30, 1998 compared to 37.5% for the year ended April 30, 1997.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for the year ended April 30, 1998 were $29.1 million compared to $20.8 million for the year ended April 30, 1997, representing an increase of 39.9%. As a percentage of net sales, selling, general and administrative expenses represented 37.7% for the year ended April 30, 1998 and 34.8% for the year ended April 30, 1997. The increase in selling, general and administrative expense is the result of the Company's continued investment in supporting its ability to sell and deliver software enabled rapid deployment services. The Company's expense structure enables it to provide nationwide deployment capabilities to its clients and believes that it is now capable of supporting significantly higher sales volumes without proportionate cost increases.

            INTEREST EXPENSE. Interest expense for the year ended April 30, 1998 was $1.9 million, compared to $1.2 million for the year ended April 30, 1997. The weighted average outstanding debt for the year ended April 30, 1998 was $14.5 million compared to $12.8 million for year ended April 30, 1997. For the year ended April 30, 1998 interest expense of $201,000 related to the amortization of deferred financing fees associated with the Company's credit facility.

            INCOME TAXES. The income tax benefit of $400,000 in 1998 relates to the Company's ability to sell its state income tax net operating loss carryforwards as a result of recent changes in the New Jersey tax law. The Company has provided a tax benefit as a result of its review of the new tax law and its expected ability to realize the benefits of such state net operating loss carryforwards


COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1997 AND 1996

            NET SALES. Net sales for the year ended April 30, 1997 were $59.5 million compared to $59.2 million for the year ended April 30, 1996, representing an increase of approximately 0.5%. During the year, the Company acquired two businesses, and discontinued its data communications equipment business at year-end. These changes had a negative impact of sales during the period.

            GROSS PROFIT. Gross profits for the year ended April 30, 1997 were $22.3 million compared to $25.0 million for the year ended April 30, 1996. Gross profit as a percentage of net sales was 37.5% for the year ended April 30, 1997 compared to 42.2% for the year ended April 30, 1996. The decrease in gross profit margin was primarily attributable to a lack or working capital. During the year, the Company experienced delays in receiving materials, incurred additional costs in delivering materials on a rush basis and was less efficient in delivering its services to customers as a result of delays caused by a lack of working capital.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended April 30, 1997 were $20.8 million compared to $29.2 million for the year ended April 30, 1996, representing 34.9% and 49.4% of net sales, respectively. Included in the year ended April 30, 1996 is a restructuring charge of $6.8 million recorded by Datatec Industries. In April 1995, Datatec Industries began an expansion plan which included the addition of a marketing group, additional salespeople, equipment and several new facilities including a new headquarters. In April 1996, Datatec Industries realized the expansion plan was overaggressive and began taking corrective actions. Datatec Industries relocated its headquarters facility to smaller, less expensive offices, and sold certain furniture and fixtures associated with the old headquarters facility.

            INTEREST EXPENSE. Interest expense for the year ended April 30, 1997 was $1.2 million compared to $938,000 for the year ended April 30, 1996, representing an increase of 23.1%. This increase was attributed to a write off and amortization of defined financing fees associated with the Company's credit facility that was replaced on March 1, 1997, as well as a 0.25% increase in interest rates.

            INCOME TAXES. Income taxes for the year ended April 30, 1997 were $111,000 compared to a benefit of $37,000 for the year ended April 30, 1996. The income taxes of $111,000 represent taxes on income of HH prior to its acquisition by the Company on July 31, 1996. The benefit of $37,000 represents a foreign tax benefit recorded by Signatel.

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1996 AND 1995

            NET SALES.  Net sales for the year ended  April 30,  1996 were $59.2
million   compared  to  $55.9  million  for  the  year  ended  April  30,  1995, representing an increase of 5.9%.

            GROSS PROFIT. Gross profits for the year ended April 30, 1996 were $25.0 million compared to $23.3 million for the year ended April 30, 1995. Gross profit as a percentage of net sales was 42.2% for 1996 and 41.6% for 1995.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended April 30, 1996 were $29.2 million compared to $20.1 million for the year ended April 30, 1995, representing 49.4% and 39.5% of net sales, respectively. The Company began an expansion program in late 1995 and incurred a substantial portion of the additional costs of such expansion during fiscal 1996. During April 1996, the Company realized the expansion plan was overaggressive and took action to restructure its business. Included in the year ended April 30, 1996 are $6.8 million of restructuring changes. These restructuring changes included projected cash outflows for personnel severance and facilities consolidation as well as write-downs of certain of the Company's long-lived assets.

            INTEREST EXPENSE. Interest expense for the year ended April 30, 1996 was $938,000 compared to $495,000 for the year ended April 30, 1995, representing an increase of 89.5%. This increase was due to a significant increase in the average borrowing outstanding to fund increases in receivables and inventory.

            INCOME TAXES. The Company reported an income tax benefit of $37,000 for the year ended April 30, 1996 compared to an income tax provisions of $112,000 for the year ended April 30, 1995. The benefit resulted from a benefit reported by the Company's subsidiary, Signatel. The income tax provision represents a state income tax provision for Datatec Industries. During the year ended April 30, 1995, Datatec Industries was taxes as a Subchapter "S" corporation and provided for state income taxes in those states that did not recognize Subchapter "S" status.

BACKLOG
-------

            Backlog for the Company's services as of July 1, 1998 totaled $45.5 million compared to $38.0 million as of July 1, 1997. Backlog consists of purchase orders, written agreements and oral agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            Cash and cash equivalents at April 30, 1998 were $317,000 compared to $1.1 million as of April 30, 1997.

            During 1998, cash used by operations was $8.6 million compared to 1997 cash usage of $11.2 million. A significant use of cash resulted from a $6.2 million increase in accounts receivable.

            Cash used for investing activities during 1998 were $3.1 million compared to $1.3 million in 1997. The Company used $2.4 million for capital expenditures, primarily computer equipment. During the year the Company significantly upgraded its internal computing and communications environment. The Company also used approximately $.7 million to acquire the remaining 20% of Computer-Aided Software Integration, Inc. In addition to the cash paid, the Company entered into a note payable for approximately $1.8 million.

            Cash provided by financing activities for the year ended April 30, 1998 was $10.9 million compared to $11.5 million for the year ended April 30, 1997. In 1998, warrant holders exercised approximately 2.7 million warrants resulting in net proceeds to the Company of $9.7 million. In private equity placements the Company issued 855,000 shares of common stock for net proceeds of $3.1 million.

            In March 1997, the Company replaced existing credit facilities with a $17 million credit facility consisting of (i) a $15 million three year revolving credit facility and (ii) a $2 million three year term loan payable in monthly installments of principal and interest. The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 50% of eligible inventory. The revolving line of credit bears interest at prime plus .75% and the term loan bears interest at prime plus 1.5%. As of April 30, 1998 approximately $8.9 million was outstanding under the revolving credit facility and $1.6 million was outstanding under the term loan.

            As of April 30, 1998, the Company had working capital of $1.5 million compared to a working capital deficiency of $3.0 million at April 30, 1997. The improvement in working capital is attributable to the above mentioned equity offering and loans.

            As of April 30, 1998, the Company had net operating loss carryforwards for income tax purposes of $11 million to offset future taxable income. Such net operating loss carryforwards expire at various dates through 2013.

            The Company believes it has adequate liquidity and resources to sustain current operations for the next twelve (12) months.

IMPACT OF THE YEAR 2000 ISSUE

            Many computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to properly interpret dates beyond 1999. The Company's technical personnel are in the process of assessing the impact of the Year 2000 Issue on the Company's products.

            Based on a recent assessment of its internal computer systems, the Company determined that it will be required to modify or replace portions of its internal software so that its computer systems will properly utilize dates beyond December 31, 1999. The

Company is in the process of performing its Year 2000 modifications and expects to have its internal computer systems year 2000 compliant by the end of 1999. If such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

            The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

            The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost of the program is being funded through operating cash flows. Costs associated with the purchase of new software will be capitalized. The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position.

INFLATION

            In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                                                                            PAGE
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . .25
Consolidated Balance Sheets as of April 30, 1997 and 1998 . . . . . . . . . 26
Consolidated Statements of Operations for the years ended April 30, 1996,
  1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for the years ended April 30, 1996, 1997 and 1998 . . . . . . . . . . . . 28
Consolidated Statements of Cash Flows for the years ended
 April 30, 1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . 29
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .30


                                    SCHEDULES
                                    ---------

Schedule II -           Valuation and Qualifying Accounts . . . . . . . . . 50

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Datatec Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datatec Systems, Inc. (a Delaware corporation) and subsidiaries (formerly Glasgal Communications, Inc.) as of April 30, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datatec Systems, Inc. and subsidiaries as of April 30, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

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


                                                        /s/ Arthur Andersen LLP
Roseland, New Jersey                                    ARTHUR ANDERSEN LLP
July 27, 1998

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              APRIL 30,
                                                                                              --------------------------------------
                                                                                                   1997                      1998
                                                                                              --------------------------------------
ASSETS
----------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                                          $  1,135,000            $    317,000
   Accounts receivable, less allowances for doubtful
      accounts of $520,000 and $305,000, respectively,
      in 1997 and 1998                                                                           11,289,000              18,106,000

   Inventory (Note 1)                                                                             2,134,000               3,118,000
   Prepaid expenses and other current
      assets (Note 1)                                                                             1,446,000               3,433,000
   Net assets from discontinued operations (Note 5)
                                                                                                  4,816,000                 501,000
                                                                                               ------------            ------------
               Total current assets                                                              20,820,000              25,475,000

Property and equipment, net
   (Notes 1, 4 and 7)                                                                             3,634,000               6,012,000

Goodwill, net (Notes 1 and 2)                                                                     1,680,000               3,975,000
Other Assets  (Notes 1 and 9)                                                                     1,670,000               4,601,000
                                                                                               ------------            ------------
               Total assets                                                                    $ 27,804,000            $ 40,063,000
                                                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Short-term borrowings (Note 6)                                                              $ 11,675,000            $ 10,759,000
   Current portion of long-term
      debt (Note 7)                                                                                 850,000               1,063,000
   Accounts payable                                                                               5,415,000               7,085,000
   Accrued liabilities                                                                            5,331,000               3,882,000
   Other current liabilities                                                                        506,000               1,214,000
                                                                                               ------------            ------------

               Total current liabilities                                                         23,777,000              24,003,000
                                                                                               ------------            ------------

Due to related parties (Note 10)                                                                  1,026,000                 927,000
                                                                                               ------------            ------------

Long-term debt (Note 7)                                                                           5,001,000               2,415,000
                                                                                               ------------            ------------

Commitments and contingencies (Note 12)

Shareholders' equity (deficit) (Notes 1, 8 and 15)

   Preferred stock, $.001 par value (4,000,000                                                         --                      --
   shares authorized, no shares issued and outstanding)
   Common  stock,  $.001 par value  (authorized 75,000,000
     shares;  issued and outstanding 23,661,000 and
     29,007,000 shares as of April 30, 1997 and 1998,
     respectively)  (Notes 8, 15 and 16)                                                             24,000                  29,000
   Additional paid-in capital                                                                    10,341,000              26,603,000
   Accumulated deficit                                                                          (12,080,000)            (13,566,000)

   Cumulative translation adjustment                                                               (285,000)               (348,000)
                                                                                               ------------            ------------
      Total shareholders' equity (deficit)                                                       (2,000,000)             12,718,000
                                                                                               ------------            ------------
       Total liabilities and shareholders' equity (deficit)                                    $ 27,804,000            $ 40,063,000
                                                                                               ============            ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS ENDED
                                                                                           APRIL 30,
                                                                 ----------------------------------------------------------
                                                                       1996                  1997                  1998
                                                                 ---------------    --------------------    ---------------

Net Sales (Note 1)                                                $ 59,169,000          $ 59,481,000          $ 76,804,000
Cost of sales                                                       34,217,000            37,159,000            47,208,000
                                                                  ------------          ------------          ------------
Gross Profit                                                        24,952,000            22,322,000            29,596,000

Selling, general and administrative expenses
 (Notes 5, 12 and 13)                                               29,200,000            20,784,000            29,079,000
                                                                  ------------          ------------          ------------
Operating  income                                                   (4,248,000)            1,538,000               517,000

Other Income                                                               --                430,000                  --

Interest Expense (Notes 5 and 6)                                      (938,000)           (1,155,000)           (1,885,000)
                                                                  ------------          ------------          ------------
 Income (loss) before provision (benefit) for
  income taxes                                                      (5,186,000)              813,000            (1,368,000)
Provision (benefit) for income taxes (Notes 1&9)                       (37,000)              111,000              (400,000)
                                                                  ------------          ------------          ------------
Income (loss) from Continuing Operations                            (5,149,000)              702,000              (968,000)
Discontinued Operations (Note 5):
  Loss from operations                                              (5,762,000)           (4,709,000)             (518,000)
  Provision for future losses                                       (2,284,000)             (953,000)                 --
                                                                  ------------          ------------          ------------
Loss Before Extraordinary Item                                     (13,195,000)           (4,960,000)           (1,486,000)
Extraordinary Item                                                    (223,000)                 --                    --
                                                                  ------------          ------------          ------------
Net Loss                                                          $(13,418,000)         $ (4,960,000)         $ (1,486,000)
                                                                  ============          ============          ============


INCOME (LOSS) PER SHARE - BASIC (Note 3):
  Income (loss) from continuing operations                        $       (.28)         $        .03           $      (.04)

  Discontinued operations                                                 (.44)                 (.27)                 (.02)

  Extraordinary item                                                      (.01)                 --                      --
                                                                  ------------          ------------          ------------
NET LOSS PER SHARE - BASIC                                        $       (.73)         $       (.24)                 (.06)
                                                                  ============          ============          ============

INCOME (LOSS) PER SHARE - DILUTED:
  Income (loss) from continuing operations                        $       (.28)                  .03           $      (.04)

  Discontinued operations                                                 (.44)                 (.24)                 (.02)
  Extraordinary item                                                      (.01)                 --                      --
                                                                  ------------          ------------          ------------
NET LOSS PER SHARE - DILUTED                                      $       (.73)         $       (.21)          $      (.06)
                                                                  ============          ============          ============

 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - BASIC                                                  18,354,000            21,151,000            26,451,000
                                                                  ============          ============          ============
 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - DILUTED                                                18,354,000            23,557,000            26,451,000
                                                                  ============          ============          ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              Datatec Systems, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 8)

                                                                 Preferred Stock             Common Stock
                                                            ---------------------------------------------------
                                                                                                Issued             Additional
                                                            ----------   ----------  --------------------------  Paid-in capital
                                                               Shares      Dollars      Shares         Dollars     Preferred
                                                            ----------   ----------  --------------  ----------   -----------

Balance at April 30, 1995                                           -     $      -      15,799,000         $ -           $ -
                                                            ==========   ==========  ==============  ==========   ===========

  Distributions to S Corporation Shareholders
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                                               443,000
  Public offering of common stock
      and warrants (Note 7)                                                              3,566,000
  Acquisition and cancellation of
      common stock                                                                         (13,000)
  Common stock issued for options exercised                                                189,000
  Change in par value of common stock (Note 14)                                                         20,000
  Private placement offering of common stock (Note 2)                                      313,000           -
  Stock issued for business acquisition (Note 2)                                            44,000           -
  Net loss
  Effect of exchange rate changes

                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30,1996                                            -            -      20,341,000    $ 20,000             -
                                                            ----------   ----------  --------------  ----------   -----------

  Distributions to S Corporation Shareholders
  Issuance of preferred stock (Note 7)                        350,000                                              6,562,000
  Conversion of preferred stock into common stock (Note 7)   (350,000)                   2,500,000       3,000    (6,562,000)
  Exercise of warrants and options                                                         649,000       1,000
  Conversion of accounts payable into common stock (Note 7)                                171,000
  Conversion from S corporation status to C corporation
  Net loss
  Effect of exchange rates changes


                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30, 1997                                           -            -      23,661,000      24,000             -
                                                            ==========   ==========  ==============  ==========   ===========

  Exercise of warrants and options                                                       3,860,000       4,000
  Private placement offering of common stock                                               855,000       1,000
  Conversion of long-term debt into common stock                                           631,000           -
  Net income
  Effect of exchange rates changes


                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30, 1998                                           -     $      -      29,007,000    $ 29,000           $ -
                                                            ==========   ==========  ==============  ==========   ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS



                                                              Additional         Retained        Cumulative           Total
                                                            Paid-in capital      Earnings       Translation       Shareholders'
                                                               Common            (Deficit)       Adjustment          Equity
                                                           ---------------   ---------------    ------------    ---------------

                       >
Balance at April 30, 1995                                     $ 2,974,000      $ (1,006,000)      $ (98,000)       $ 1,870,000
                                                           ===============   ===============    ============    ===============

  Distributions to S Corporation Shareholders                                      (667,000)                          (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                      579,000                                              579,000
  Public offering of common stock
      and warrants (Note 7)                                     6,535,000           (50,000)                         6,485,000
  Acquisition and cancellation of
      common stock                                                (27,000)                                             (27,000)
  Common stock issued for options exercised                       123,000                                              123,000
  Change in par value of common stock (Note 14)                   (20,000)                                                   -
  Private placement offering of common stock (Note 2)           1,207,000                                            1,207,000
  Stock issued for business acquisition (Note 2)                  291,000                                              291,000
  Net loss                                                                      (13,418,000)                       (13,418,000)
  Effect of exchange rate changes                                                                  (149,000)          (149,000)

                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30,1996                                     $ 11,662,000     $ (15,141,000)     $ (247,000)      $ (3,706,000)
                                                           ---------------   ---------------    ------------    ---------------

  Distributions to S Corporation Shareholders                                      (837,000)                          (837,000)
  Issuance of preferred stock (Note 7)                                                                               6,562,000
  Conversion of preferred stock into common stock (Note 7)      6,559,000                                                    -
  Exercise of warrants and options                                429,000                                              430,000
  Conversion of accounts payable into common stock (Note 7)       549,000                                              549,000
  Conversion from S corporation status to C corporation        (8,858,000)        8,858,000                                  -
  Net loss                                                                       (4,960,000)                        (4,960,000)
  Effect of exchange rates changes                                                                  (38,000)           (38,000)


                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30, 1997                                    $ 10,341,000     $ (12,080,000)     $ (285,000)      $ (2,000,000)
                                                           ===============   ===============    ============    ===============

  Exercise of warrants and options                             11,021,000                                           11,025,000
  Private placement offering of common stock                    3,079,000                                            3,080,000
  Conversion of long-term debt into common stock                2,162,000                                            2,162,000
  Net loss                                                                       (1,486,000)                        (1,486,000)
  Effect of exchange rates changes                                                                  (63,000)           (63,000)


                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30, 1998                                    $ 26,603,000     $ (13,566,000)     $ (348,000)      $ 12,718,000
                                                           ===============   ===============    ============    ===============


                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                             FOR THE YEARS ENDED
                                                                              ------------------------------------------
                                                                                               APRIL 30,
                                                                                   1996           1997          1998
                                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (loss)                                                          $(13,418,000)  $ (4,960,000)  $ (1,486,000)
   Adjustments to reconcile net loss to net
   cash used in operating activities--
     Depreciation and amortization                                               1,114,000      1,200,000      2,090,000
     Extraordinary item                                                            223,000           --             --
     Changes in operating assets and liabilities net of
      effects from purchase of CASI
        (Increase) decrease in accounts
        receivable, net                                                          1,860,000     (3,819,000)    (6,817,000)
        (Increase) decrease in inventory                                          (378,000)     1,104,000       (984,000)
        (Increase) decrease in prepaid expenses and other
         assets
                                                                                 2,044,000       (940,000)    (2,787,000)
        (Increase) decrease in net assets from discontinued operations            (777,000)    (1,590,000)       327,000
        Increase (decrease) in accounts payable, accrued
         liabilities and other
                                                                                 3,661,000     (2,169,000)     1,093,000
                                                                              ------------   ------------   ------------
        Net cash used in
        Operating activities                                                    (5,671,000)   (11,174,000)    (8,564,000)
                                                                              ------------   ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                          (725,000)    (1,349,000)    (2,404,000)
  Net cash used for CASI acquisition                                              (705,000)          --         (670,000)
  Advances to CASI                                                              (1,135,000)          --             --
                                                                              ------------   ------------   ------------
        Net cash used in investing activities                                   (2,565,000)    (1,349,000)    (3,074,000)
                                                                              ------------   ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from short-term borrowings                                        8,337,000      3,338,000     (2,749,000)
   Net proceeds (Payments) of  indebtedness                                     (5,103,000)       958,000       (374,000)
   Net Proceeds from Common Stock/Warrant issuances                              7,772,000      6,992,000     14,105,000
   Net proceeds from related parties                                                  --        1,026,000        (99,000)
   Distributions to Shareholders                                                  (667,000)      (837,000)          --
                                                                              ------------   ------------   ------------


          Net cash provided by (used in) financing activities                   10,339,000     11,477,000     10,883,000
                                                                              ------------   ------------   ------------

          Net effect of foreign currency translation on cash                      (149,000)       (38,000)       (63,000)
                                                                              ------------   ------------   ------------
           Net (decrease) increase in cash                                       1,954,000     (1,084,000)      (818,000)

CASH AT BEGINNING OF PERIOD                                                        265,000      2,219,000      1,135,000
                                                                              ------------   ------------   ------------
CASH AT END OF PERIOD                                                         $  2,219,000   $  1,135,000   $    317,000
                                                                              ============   ============   ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1)         BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
            ---------------------------------------------

            Business--

               Datatec Systems,  Inc. (formerly Glasgal  Communications,  Inc.),
                  (the "Company"), and its subsidiaries are in the business of providing software-enabled technical configuration, integration and implementation services (see Note 5).

            Basis of Presentation--

               The consolidated financial statements include the accounts of the
                  Company and its subsidiaries. These consolidated financial statements include, for all periods presented, the accounts of all companies acquired under the pooling of interests method of accounting (see Note 2). All intercompany accounts and transactions have been eliminated.

               The accompanying  consolidated  financial  statements  have  been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has sustained recurring net losses and operating cash flow deficits. During fiscal 1997, the Company completed two acquisitions which have substantially increased business operations. The integration of these operations resulted in significant cash requirements. As a consequence, the Company has had to rely primarily on private placements of equity to fund its working capital requirements.

               Subsequent to April 30, 1998,  the Company raised net proceeds of approximately $2,350,000 in a private equity placement of preferred stock (see Note 8). Although there can be no assurance that additional funds will be obtained, if needed, management believes that its fiscal 1999 operating plan is attainable and, together with the funds received from the private placement subsequent to April 30, 1998, will provide sufficient funds to enable the Company to meet its debt service and working capital requirements.

              Use of Estimates--

               The preparation of  financial   statements  in  conformity   with
                  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 1998, the Company credited operations in the amount of $1,200,000, representing the reversal of certain accruals no longer deemed necessary.

              Revenue Recognition--

               Revenues  from   configuration,   integration  and   installation
                  services are recognized as the services are provided.

              Precontract Costs--

               Precontract  costs  incurred  in  connection  with  defining  and clarifying technical requirements and designing technical solutions related to executed contracts are deferred and amortized as the services are provided. As of April 30, 1997 and 1998, approximately $980,000 and $1,810,000, respectively, of such costs are included in other current assets.

              Cash and Cash Equivalents--

               The Company considers  as  cash  equivalents  all  highly  liquid investments with an original maturity of three months or less. Included in other assets is $210,000 and $132,000 of restricted cash as of April 30, 1997 and 1998, respectively.

              Inventory--

               Inventory is stated  at the  lower of cost  (first-in,  first-out basis) or market.

              Property and Equipment--

               Property  and  equipment  are  stated at cost,  less  accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line and declining balance methods over the estimated useful lives or lease terms of the related assets, whichever is shorter.

              Capitalized Software Costs--

               The Company capitalizes certain software costs in accordance with
                  Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". These costs are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed three years. Approximately $300,000 and $780,000 of capitalized software costs are included in other assets in the accompanying consolidated financial statements as of April 30, 1997 and 1998, respectively.

              Goodwill--

                  Goodwill is amortized on a straight-line basis over 10 years.

              Long-Lived Assets--

               Statement of Financial  Accounting Standards No. 121, "Accounting
                  for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (see Note 14).

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

              Foreign Currency Translation--

               The local currency of the  Company's  foreign  subsidiary  is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into US dollars at the current exchange rate. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders' equity (deficit).

              Stock Based Compensation--

               Statement of Financial  Accounting Standards No. 123, "Accounting
                  for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 11).

             Reclassifications--

               Certain prior year amounts have been  reclassified  to conform to the current year financial statement presentation.

(2)         MERGERS AND ACQUISITIONS:
            -------------------------

            Computer-Aided Software Integration, Inc.--

               On April 24, 1996,  the Company  acquired 80% of the common stock of Computer-Aided Software Integration, Inc. (CASI), a company that develops and licenses software products, in exchange for $500,000 and 44,260 shares of common stock of the Company valued at $6.57 per share based on the average trading price of the Company's common stock for several days before and after the date of the acquisition agreement. The acquisition was accounted for as a purchase.

               In connection  with this  transaction,  the  Company  completed a private placement offering in March 1996 of 312,500 shares of common stock. The net proceeds of the private placement offering, $1,207,000, were used to acquire 80% of the issued and outstanding shares of common stock of CASI, and to provide CASI with working capital.

               In March 1998, the Company acquired the remaining 20% of CASI for
                  $2,414,000. As part of the purchase price the Company issued a convertible note due June 15, 1998 for $1,833,000 (see Note
                  6). This note was paid in full subsequent to year-end. In connection with the purchase, the Company entered into a two-year non-compete agreement with the minority shareholder. Consideration for the non-compete agreement was $77,000.

            HH Communications, Inc.--

               On July 31,  1996,  the  Company  acquired  all of the issued and outstanding shares of HH Communications, Inc. (HH), a systems integrator, in exchange for 1,500,000 shares of its common stock. The transaction has been accounted for as a pooling of interests.

            Datatec Industries, Inc. --

               On October 31, 1996, the Company acquired 98.5% of the issued and outstanding shares of Datatec Industries, Inc., an implementor of information communications networks, in exchange for 4,000,000 shares of its common stock. The transaction has been accounted for as a pooling of interests. The remaining 1.5% of Datatec Industries, Inc. was acquired for 50,000 shares of common stock on August 27, 1997.

(3)           EARNINGS PER SHARE:
              -------------------

               The Company has  adopted   Statement  of   Financial   Accounting
                  Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

               In accordance with SFAS 128, the following  table  reconciles net loss and share amounts used to calculate basic and diluted earnings per share:


                                                                   1996                      1997                     1998
                                                           ----------------------     --------------------      ------------------
        NUMERATOR:
        Basic & Diluted-
          Income (loss) from continuing operations                  ($5,149,000)                $  702,000            ($968,000)
          Discontinued operations                                    (8,046,000)                (5,662,000)            (518,000)
          Extraordinary item                                           (223,000)                     --                      --
                                                           ----------------------     --------------------      ------------------

        Net loss - Basic and Diluted                               ($13,418,000)               ($4,960,000)          (1,486,000)
                                                           ======================     ====================      ==================

        DENOMINATOR:
          Weighted average number of common
             shares outstanding - Basic                               18,354,000                21,151,000              26,451,000
          Incremental shares from assumed
             Conversions of options and debt                                  --                2,406,000

                                                           ----------------------     --------------------      ------------------

          Weighted average number of common shares
             and common share equivalents- Diluted                    18,354,000               23,557,000               26,451,000
                                                           ======================     ====================      ==================


        Earnings per share - Basic:
          Income (loss) from continuing operations                       ($0.28)                    $0.03                   ($0.04)
          Discontinued operations                                         (0.44)                    (0.27)                   (0.02)
          Extraordinary item                                              (0.01)                       --                      --
                                                           ----------------------     --------------------      ------------------

          Net loss                                                       ($0.73)                   ($0.24)                  ($0.06)
                                                           ======================     ====================      ==================

        Earnings per share - Diluted:
          Income (loss) from continuing operations                       ($0.28)                    $0.03                   ($0.04)
          Discontinued operations                                         (0.44)                    (0.24)                   (0.02)
          Extraordinary item                                              (0.01)                       --
                                                           ----------------------     --------------------      ------------------

          Net loss                                                       ($0.73)                  ($0.21)                   ($0.06)
                                                           ======================     ====================      ==================


               In 1996  and  1998,   approximately   2,661,000  and   4,339,000,
                  respectively, of outstanding options have been excluded from the computation of diluted EPS because to do so would have been antidilutive for those periods. In 1997, the dilutive effect of outstanding options have been included in the computation of diluted EPS because the Company negotiated earnings from continuing operations.

                Subsequent to year-end,  the Company issued 300 shares of Series
                   E Cumulative Convertible Preferred Stock in a private placement (see Note 8). The preferred shares convert to common stock at various conversion rates, as defined. The impact of these shares, had they been converted to common stock, would have been immaterial to the basic and diluted earnings per share calculations.

(4)          PROPERTY AND EQUIPMENT:
             -----------------------

               The following is a summary of property and equipment--

                                                          APRIL 30,
                                                 ------------------------
                                                      1997         1998
                                                 -----------  -----------

Equipment                                        $   977,000  $ 1,955,000
Computer Equipment                                 3,158,000    4,661,000
Furniture, fixtures and leasehold improvements     2,444,000    4,135,000
                                                 -----------  -----------
                                                   6,579,000   10,751,000
Less--Accumulated depreciation and amortization
                                                   2,945,000    4,739,000
                                                 -----------  -----------
   Property and equipment, net                   $ 3,634,000  $ 6,012,000
                                                 ===========  ===========


(5)         DISCONTINUED OPERATIONS:
            ------------------------

               Prior  to  fiscal  1997,   the  Company  had  primarily   been  a
                  distributor of data communications equipment. Commencing with the Company's acquisition of Signatel in October 1994, the Company revised its business strategy to expand its implementation of information communication network services. The acquisition of Datatec Industries, Inc. and CASI (see Note
                  2) enabled the Company to transition from predominantly a reseller of data communications network equipment to an open systems integrator, providing software enabled configuration, deployment and implementation services. The acquisition of HH (see Note 2), a systems integrator, provided the Company the opportunity to introduce these services to HH's premier customers.

               After several months of assimilating the Datatec Industries, Inc.
                  acquisition and repositioning its services, the Company, in June 1997, with the concurrence of its Board of Directors, discontinued its data communications equipment distribution business. The Company is no longer a distributor of data communications equipment and will only honor its existing commitments. Accordingly, as of April 30, 1996,

                  1997 and 1998,  the Company has  reflected  this business as a
                  discontinued   operation  in  the  accompanying   consolidated
                  statements of operations.

               Revenues from such operations were  $43,033,000,  $35,178,000 and
                  $3,386,000 for the years ended April 30, 1996,  1997 and 1998, respectively. Included in net assets from discontinued operations as of April 30, 1998 is a 10-year mortgage agreement with a bank, with an outstanding balance as of April 30, 1998 of $974,000, and an interest rate of 8.05% per annum. Beginning in the year 2002, the interest rate is subject to adjustment, as defined.

               The net  loss  of  this  business   during  1998,  in  excess  of
                  provisions for future losses recorded in 1997, was $518,000 and is reflected as loss from discontinued operations.

               As of April 30, 1996, Datatec  Industries,  Inc. had discontinued
                  its international distribution operations, which sold computer hardware, and its Shoppertrak division, which developed and sold a proprietary system that provided shopper traffic information. The loss from operations in 1996 was approximately $2,218,000 and the provision for future losses was approximately $2,284,000 as of April 30, 1996, all of which was utilized in 1997. Revenues relating to these operations were approximately $14,000,000 in 1996.

(6)         SHORT-TERM BORROWINGS:
            ----------------------

                The Company has a revolving loan  agreement  that  provides  for maximum borrowings of $15,000,000. Availability under the revolving loan is calculated at the sum of 85% of eligible accounts receivable, as defined, and 50% of the cost or wholesale market value of eligible inventory, as defined. Approximately $8,866,000 was outstanding as of April 30, 1998. The amount of additional available borrowings, as defined, was $1,028,000 as of April 30, 1998. The revolving loan accrues interest at the prime rate plus 0.75% (9.25% at April 30, 1998) and matures on March 16, 2000.

               Included  in  short-term  borrowings  is  $1,833,000  due  to the minority shareholder of CASI. The note bears interest at 10% per annum. On May 1, 1998 the Company repaid the note plus accrued interest.

(7)         LONG-TERM DEBT:
---         ---------------

            Long term debt consists of the following:

                                                                                     April 30,
                                                                      ---------------------------------------
                                                                             1997                  1998
                                                                      -----------------     -----------------

                   New Jersey EDA Note (a)                                 $   680,000         $    570,000
                   Term note (b)                                             2,000,000            1,620,000
                   Convertible notes (c)                                     2,000,000                   --
                   Capital leases                                            1,171,000            1,288,000
                                                                      -----------------     ----------------
                           Total Debt                                        5,851,000            3,478,000
                   Less - Current maturities                                 (850,000)          (1,063,000)
                                                                                            ----------------
                                                                      =================
                           Long-term debt, net of current maturities        $5,001,000           $2,415,000
                                                                      =================     ================


               (a)The  Company had  previously  entered into a  $1,320,000  loan agreement with the New Jersey Economic Development Authority ("NJEDA"). The loan provides for monthly payments of principal and interest through June 1, 2002. Monthly principal payments range from $9,000 to $14,000. Interest is based on a floating rate equal to the variable rate borne by the NJEDA Economic
                  Growth  Bonds.  As of April  30,  1998 the  interest  rate was
                  4.05%. The loan is secured by the assets acquired with the loan proceeds.

               (b)The term note bears  interest at a variable  rate equal to the prime rate plus 1.5% (10.0% at April 30, 1998) and is payable monthly. The principal is payable in monthly installments and matures in April 2000. The term note is collateralized by certain assets, as defined.

               (c)In February  1997,  the Company  issued  convertible  notes of
                  $2,000,000. In connection with these notes, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $5.25 per share, the fair market value on the date of issuance. During fiscal 1998, the entire principal amount of the notes and accrued interest were converted into an aggregate of approximately 631,000 shares of common stock.

               The scheduled repayments of long-term debt are as follows:


                               1999               $  1,063,000
                               2000                  1,794,000
                               2001                    393,000
                               2002                    214,000
                               2003                     14,000

 (8)        SHAREHOLDERS' EQUITY:
            ---------------------

            Public Offering--

               During fiscal 1996, the Company consummated two bridge financings for aggregate proceeds of $1,270,000. In connection with the financings, 442,478 shares of common stock were issued at $1.13 per share and warrants were issued for the purchase of 950,000 shares of common stock. Each warrant was subsequently converted into a warrant having terms identical to those of the redeemable warrants issued in connection with the public offering (the Offering) discussed below. The bridge financings were repaid from the proceeds of the Offering resulting in the write-off of the unamortized original issue discount and deferred financing costs of $223,000. This amount is reported as an extraordinary loss in 1996.

               On September  28,  1995,  the Company  completed  the Offering of
                  1,783,000 units at $5.00 per unit (including an overallotment of 258,000 units in October 1995) for net proceeds of approximately $6,485,000. Each unit consisted of two shares of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at an initial exercise price of $3.75 per share. In addition, in connection with the sale of 400,000 shares of common stock by certain selling shareholders, the Company contributed 200,000 redeemable warrants (valued at $50,000) that were included in the 200,000 units sold by such shareholders. In addition, the Company granted its underwriter warrants to purchase 517,500 shares of common stock at $4.69.

            Preferred Stock--

               During 1997,  the Company  issued  350,000  shares of convertible preferred stock. The net proceeds from these issuances were approximately $6,562,000. The preferred stock was subsequently converted into approximately 2,500,000 shares of common stock during 1997.

               In May 1998, the Company issued 300 shares of Series E Cumulative
                  Convertible Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with the transaction, the Company issued warrants to purchase 165,000 shares of common stock at $6.29.

            Common Stock--

               During fiscal 1998, the Company, through private placement equity
                  offerings,   issued   855,000   shares  of  common  stock  for
                  approximately $3,079,000.

            Warrants--

               The following table is a summary and status of warrants issued by the Company:


                                                OUTSTANDING WARRANTS
                                      --------------------------------------
                                         NUMBER             WEIGHTED AVERAGE
                                        OF SHARES           EXERCISE PRICE
                                      ---------------       ----------------

                APRIL 30, 1995                    --             $--
                Grants                     3,451,250            $3.89
                Exercises                         --              --
                Cancellations                     --              --
                                      ---------------       -------------

                APRIL 30, 1996             3,451,250            $3.89
                Grants                       896,000            $5.28
                Exercises                  (178,100)            $3.75
                Cancellations                     --              --
                                      ---------------       -------------

                APRIL 30, 1997             4,169,150            $4.20
                Grants                            --              --
                Exercises                (2,743,290)            $3.75
                Cancellations                     --              --
                                      ---------------       -------------

                APRIL 30, 1998             1,425,860            $5.06
                                      ===============       =============




                                                                               OUTSTANDING WARRANTS
                                                             -----------------------------------------------------
                                                                WEIGHTED AVERAGE
                                      NUMBER                     CONTRACTUAL LIFE              WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES           OF SHARES                      (IN YEARS)                   EXERCISE PRICE
------------------------------     -----------------         ------------------------       ----------------------
           $3.75                               12,360                    --                            $3.75
       $4.00 - $4.99                          517,500                   4.00                           $4.69
       $5.00 - $5.99                          885,000                   3.77                           $5.26
          >$5.99                               11,000                   1.42                           $7.15
                                   ===================                                       =====================
           TOTAL                            1,425,860                                                  $5.06
                                   ===================                                       =====================



               In September 1997, the Company  provided notice to its redeemable warrant holders that it would redeem each warrant on October 23, 1997 for $0.05 if not exercised prior to that date. Throughout the month of October 1997, a total of approximately 2,743,000 were exercised and 12,360 warrants have been redeemed or are in process of redemption.

               Under an agreement with Direct Connect International,  Inc. (DCI)
                  dated  January 7,  1994,  as  amended  on July 10,  1997,  the
                  Company has the right to require DCI to purchase up to 1,207,239 additional shares ("Additional Shares") of Common Stock of the Company at a per share price of $6.54, less certain warrant solicitation fees (the "Additional DCI Investment"). The Company may require the Additional DCI Investment if, and then only to the extent, that DCI receives proceeds from the exercise of existing DCI warrants, which are scheduled to expire on March 31, 1999. If the Company does not require the Additional DCI Investment, DCI may still purchase, on the same terms, the Additional Shares. These rights are not included in the above table.

 (9)        INCOME TAXES:
            -------------

               The Company accounts  for income  taxes under the  provisions  of
                  SFAS 109. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

               Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:


                                              APRIL 30, 1997      APRIL 30, 1998
                                              --------------      --------------
              Net operating loss carryforwards  $ 3,462,000       $ 4,509,000
              Depreciation                       (1,159,000)         (542,000)
              Allowance for doubtful accounts       280,000           102,000
              Inventory obsolescence                257,000           129,000
              Other                                 480,000             2,000
                                                -----------       -----------
                                                  3,320,000         4,200,000
              Valuation Allowance                (3,320,000)       (3,800,000)
                                                ===========       ===========
              Net deferred tax asset            $      --         $   400,000
                                                ===========       ===========

               Thenet deferred  tax asset  recorded as of April 30, 1998 relates to the tax attributes for certain state net operating loss carryforwards which the Company has the ability to sell. As a result of recent changes to the New Jersey State tax laws, the Company has made an assessment of the new law and determined that realization of the net deferred tax asset relating to the operating loss carryforwards is more likely than not. However, there can be no assurance that the asset can or will be sold prior to its expiration. The net operating loss carryforwards expire at various dates through 2003.

               The Company  does not provide  for  Federal  income  taxes on the undistributed earnings of its foreign subsidiaries as the Company does not have any current intention of repatriating such earnings.

               As of April 30, 1998, the Company has  approximately  $11,000,000 of net operating loss carryforwards, which may be used to offset future Federal taxable income. These net operating loss carryforwards expire through 2013.

 (10)       RELATED PARTY TRANSACTIONS:
            ---------------------------

               The Company  has   outstanding   loans  of  $485,000  to  certain
                  executive officers of the Company. These loans bear interest at 8% per annum. Three of these loans, representing $360,000, are repayable with the proceeds from the sale of stock received from future exercise of stock options of these executives. All of these loans mature on December 31, 1999.

               The Company owes an executive officer $1,414,000.  The note bears interest at a rate of 12.5%. The note matures on November 20, 1998 and is subordinated to the Company's primary lender. Borrowings with this lender are due March 16, 2000, accordingly the above note has been classified as long-term in the accompanying balance sheets.

               The Company continues  to lease a  facility  from a company  with whom an executive officer is affiliated. The annual lease payment on the facility is included in Note 12.

(11)        INCENTIVE PLANS
            ---------------

               At April 30, 1998 the Company had several  stock-based  incentive plans including an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 for its plans. Accordingly, no compensation cost has been recognized for its stock-based incentive plans. Had compensation cost for the Company's stock-based plans been determined on the fair value at the grant dates for awards under the plans, consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share on a basic basis would have been reduced to the pro-forma amounts indicated below:


                                                                     1996                    1997                     1998
                                                                -------------------   --------------------      ------------------
                                                                             (in thousands, except per share data)
                Pro forma net income (loss):
                     As reported                                  $(13,418,000)          $(4,960,000)             $(1,486,000)
                     Proforma                                     $(13,524,000)          $(5,549,000)             $(2,613,000)

                Pro forma net income(loss) per share - Basic:
                     As reported                                   $      (.73)           $     (.24)                    (.06)
                     Proforma                                      $      (.73)           $     (.26)                    (.10)


               Theper  share   weighted-average  fair  value  of  stock  options
                  granted during 1996, 1997 and 1998 was $4.45, $5.57 and $1.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0% in all periods, risk free interest rate of 8.5% in 1996, 1997 and 1998 and volatility of 75% for 1996, 1997 and 1998, respectively.

            Common Stock Options--

               The 1990 Stock Option Plan (the "1990 Plan")  provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods range from 2 to 4 years. As of April 30, 1998, 27,402 shares remain reserved for future issuance under the 1990 Plan.

               During  January  1992,  the Company  granted  options to purchase
                  1,386,742 shares of its common stock, at an exercise price of $.005 per share. The options may be exercised at any time prior to January 1, 2002. 739,332 options have been exercised as of April 30, 1998. In April 1993, the Company granted options, which expire in April 2003, to purchase 109,755 shares of common stock to a consultant/advisor to the Company at an exercise price of $.005 per share. As of April 30, 1998, all options have been exercised.

               The 1993 Consultant  Stock Option Plan (the "1993 Plan") provides for grants of 30,000 shares of common stock to selected persons who provide consulting and advisory services to the Company at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods are determined by the Board of Directors. As of April 30, 1998, 4,000 shares remain reserved for future issuance under the 1993 Plan.

               The 1995 Directors  Stock  Option  Plan  (the  "Directors  Plan")
                  provides for grants of 500,000 shares of Common Stock. All members of the Board of Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as

                  Director of the Company. As of April 30, 1998, 188,000 shares remain reserved for future issuance under the Directors Plan.

               The 1996 Employee  and  Consultant  Stock  Option Plan (the "1996
                  Plan") provides for grants of 2,000,000 shares of common stock to employees and consultants to purchase common stock at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term and the vesting periods are determined by the Board of Directors. As of April 30,1998, 753,002 shares remain reserved for future issuance under the 1996 Plan.

               The Senior Executive  Stock  Option  Plan (the "Executive  Plan")
                  provides for grants of 560,000 shares of common stock to senior executive officers of the Company at exercise prices and vesting periods as determined by the Board of Directors at the time of grant. As of April 30, 1998, 25,000 shares remain reserved for future issuance under the Executive Plan.

               The 1996 Stock Option Conversion Plan (the "Conversion Plan") was
                  primarily established to replace stock options previously granted by the Company's subsidiary, Datatec Industries, Inc., with Company options on the same terms as indicated in the merger agreement. The Conversion Plan provides for grants of 470,422 shares of common stock. As of April 30, 1998, 28,795 shares remain reserved for future issuance under the Conversion Plan.

               A summary of the status of stock option activity follows:



                                                                                                   OUTSTANDING OPTIONS
                                                                                    -------------------------------------------

                                                         SHARES AVAILABLE                NUMBER               WEIGHTED AVERAGE
                                                         FOR FUTURE GRANTS             OF SHARES               EXERCISE PRICE
                                                   -------------------------        -----------------    ----------------------

BALANCE AS OF APRIL 30, 1995                                  4,698,440                2,463,498               $   1.03
Grants                                                         (439,500)                 439,500               $   3.86
Exercises                                                          --                   (202,009)              $   1.09
Cancellations                                                    39,936                  (39,936)              $   1.25
                                                             ----------               ----------               -----

BALANCE AS OF APRIL 30, 1996                                  4,298,876                2,661,053               $   1.49
Grants                                                       (2,899,380)               2,899,380               $   3.92
Exercises                                                          --                   (471,471)              $   0.30
Cancellations                                                   213,969                 (213,969)              $   6.49
                                                             ----------               ----------               -----

BALANCE AS OF APRIL 30, 1997                                  1,613,465                4,874,993               $   2.83
Grants                                                         (880,250)                 880,250               $   4.45
Exercises                                                          --                 (1,027,679)              $   1.26
Cancellations                                                   388,445                 (388,445)              $   4.26
                                                             ----------               ----------               -----

BALANCE AS OF APRIL 30, 1998                                  1,121,660                4,339,119               $   3.41
                                                             ==========               ==========               =====
Options Exercisable at:
April 30, 1996                                                     --                  2,054,422               $   1.01
April 30, 1997                                                     --                  2,513,378               $   2.08
April 30, 1998                                                     --                  2,769,388               $   3.17


                                                                                    OUTSTANDING OPTIONS
                                                           -----------------------------------------------------------------------
                                                            WEIGHTED AVERAGE CONTRACTUAL
                                        NUMBER                          LIFE                      WEIGHTED AVERAGE EXERCISE PRICE
  RANGE OF EXERCISE PRICES             OF SHARES                     (IN YEARS)
-----------------------------    ----------------------    --------------------------------       --------------------------------
       $.005 - $0.99                           647,411                  3.67                                   $0.01
       $1.00 - $1.99                           314,759                  7.19                                   $1.30
       $2.00 - $2.99                           487,191                  7.93                                   $2.81
       $3.00 - $3.99                           698,249                  9.37                                   $3.55
       $4.00 - $4.99                         1,800,867                  8.85                                   $4.02
           >$4.99                              390,642                  4.63                                   $8.40
                                 ======================                                           ================================
           TOTAL                             4,339,119                                                         $3.41
                                 ======================                                           ================================


                                                   EXERCISABLE OPTIONS
                                          -------------------------------------
                                                               WEIGHTED AVERAGE
             RANGE OF EXERCISE PRICES      NUMBER OF SHARES     EXERCISE PRICE
             ------------------------      --------------       ----------------
                  $.005 - $0.99                 647,411           $0.01
                  $1.00 - $1.99                 280,672           $1.28
                  $2.00 - $2.99                 369,526           $2.84
                  $3.00 - $3.99                 258,500           $3.64
                  $4.00 - $4.99                 871,836           $4.00
                      >$4.99                    341,443           $8.62
                                          ==============       ================
                      TOTAL                   2,769,388           $3.17
                                          ==============       ================


            Employee Stock Purchase Plan--

               During fiscal 1998,  the Company  implemented  an employee  stock purchase plan whereby eligible employees, as defined, may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the plan's quarter. A total of 750,000 shares of common stock have been reserved for issuance under the plan. As of April 30, 1998 the Company received contributions of $90,000 and in May 1998 issued 29,800 shares of common stock to participants of the plan.

            Retirement Plans--

               The Company  currently   has  two   contributory   401(k)  salary
                  reduction plans which permit employees to contribute if they are at least 21 years of age and have been a full time employee of the Company for six months.

               The Glasgal Communications,  Inc. Salary  Reduction Plan (Savings
                  Plan I) requires a minimum contribution of 2% of the gross earnings and no more than 15% of the gross earnings up to the maximum allowed by the IRS. Savings Plan I matches a maximum of $600 annually, per participant. The matching contributions for the three years ended April 30, 1996, 1997 and 1998 were $17,000, $15,000, and $11,000 respectively.

               The Datatec Industries,  Inc.  401(k)  Savings Plan (Savings Plan
                  II) requires a minimum contribution of 1% of the gross earning and no more than 15% of the gross earnings up to the maximum allowed by the IRS. Savings Plan II does not provide a company match of any of the employee's contributions.

 (12)       COMMITMENTS AND CONTINGENCIES:
            ------------------------------

               The Company  leases   offices  and   staging  and   configuration
                  facilities from related and unrelated parties throughout the United States and Canada. The minimum annual rentals for future years are as follows (in thousands):


     TWELVE MONTH PERIOD         RELATED                           SUBLEASE
         ENDING APRIL             PARTY             OTHER           INCOME                 NET
     -------------------     ----------------     ------------    -------------     -------------------

             1999               $  190                $1,296          $(453)              $1,033
             2000                  190                 1,191           (372)               1,009
             2001                  190                   813           (270)                 733
             2002                  190                   670           (210)                 650
             2003                  190                   540            (18)                 712
          Thereafter             2,219                 1,408              --               3,627



               Rent expense was  $1,785,000,  $1,713,000  and $1,809,000 for the years ended April 30, 1996, 1997 and 1998, respectively.

               The Company has  one-year  lease  commitments  for its  fleet  of vehicles. Lease expense related to these vehicles was $1,155,000, $1,347,000 and $1,505,000 for the years ended
                  April 30, 1996, 1997 and 1998, respectively. The leases expire throughout the year, most with an option for renewal. Future commitments are not reflected in the amounts above but are expected to approximate the 1998 expense.

               The Company has entered into employment  agreements with nine key employees. These agreements provide for an aggregate annual salary of $1,530,000, increased annually by the percentage increase in the consumer price index. The agreements are generally three years in duration and expire through October 1999.

               The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on the results of operations or financial position.

(13)        CONCENTRATIONS OF CREDIT RISK:
            ------------------------------

               The Company's financial  instruments  subject to credit  risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 1998, the Company's customers were primarily within the continental United States and Canada. Customers representing approximately 56% of the Company's net sales are in the retail industry.

               In the year ended  April 30,  1996,  two  customers  had sales of
                  $5,000,000 and $4,700,000,  for the year ended April 30, 1997, two customers had sales of $7,000,000 and $6,000,000, and for the year ended April 30, 1998, no customer exceeded 10% of net sales.


(14)        RESTRUCTURING OF OPERATIONS:
            ----------------------------

               In April 1996,  the  Company  recorded  restructuring  charges of
                  $6,756,000 relating to reducing costs and improving the Company's efficiency. These charges are included in selling, general and administration expense and included $2,049,000 in noncash write-downs of certain of the Company's long-lived assets based upon the criteria described in Note 1 as well as the establishment of $4,707,000 of accrued liabilities, which included $1,984,000 of projected cash outflows for personnel severance and facilities consolidation plans.

(15)        RECAPITALIZATION
            ----------------

               In January 1996, the Company was  reincorporated  in the State of
                  Delaware and each outstanding share of the old California Corporation, no par value common stock, was converted into one share of the new Delaware Corporation $.001 par value common stock. This change resulted in the transfer of $20,000 from additional paid-in capital to common stock. In conjunction with the reincorporation, the Company increased the authorized common stock from 21,000,000 shares to 34,000,000 shares.

                  In January 1998, the Company increased the authorized common stock from 34,000,000 shares to 75,000,000 shares.

(16)        STOCKHOLDER RIGHTS PLAN
            -----------------------

               On January 30, 1998, the Board of Directors adopted a stockholder rights plan. Under the rights plan, each stockholder of record on March 9, 1998, received a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Accordingly, they are not considered in the computation of earnings per share. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-hundredth of a share of Series D Preferred Stock ("Participating Preferred Stock") at a price of $40, subject to adjustment.

               The rights become exercisable and will begin to trade  separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than certain exempted stockholders as described in the Rights Agreement) has acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days following a person's or group's commencement of, or announcement of, and intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase Company Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction after a person or group has become an Acquiring Person, each right will entitle the holder to purchase $80 worth of the surviving company's common stock for $40, i.e., at a 50% discount. The Company may redeem the rights for $0.01 each at any time prior to the acquisition of 15% or more of the outstanding shares of Common Stock by a person or group of persons. The rights will expire on February 24, 2008.

               Until the rights are exercised,  the holder thereof, as such will have no rights as a stockholder of the Company, including without limitation, the right to vote or to receive dividends.

               The holders of the Participating Preferred Stock will be entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Each share of Participating Preferred Stock will be entitled to one hundred votes on all matters submitted to stockholder vote. The shares of Participating Preferred Stock are not redeemable by the Company nor convertible into Common Stock or any other security of the Company.

(17)        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
            -------------------------------------------------


               Cash paid during the year for:

                                         1996            1997            1998
                                         ----            ----            ----
                   Interest paid         $ 1,020,000    $ 1,313,000   $1,571,000
                   Income taxes paid     $    14,000    $   397,000   $   33,000


            Supplemental Disclosures of Non-Cash Activities--

               On April 24, 1996, the Company  purchased 80% of the common stock of Computer-Aided Software Integration, Inc. (CASI) for $500,000 in cash plus 44,260 shares of common stock of the Company valued at $290,000. A summary of the transaction is as follows:

                 Goodwill                                            $1,866,000
                 Cash Paid for Common Stock (including expenses)      (705,000)
                 Common Stock Issued                                  (290,000)
                                                                   ------------
                 Liabilities Assumed                                 $  871,000
                                                                   ============

               In March 1998,  the Company  purchased  the  remaining 20% of the common stock of CASI for $581,000 in cash plus a note of $1,833,000. In addition, the Company incurred $89,000 of legal costs associated with the closing of this transaction.

               During 1997, the Company  converted  $561,000 of accounts payable into 171,000 shares of common stock.

               In February 1998, the Company  acquired certain barter credits in the amount of $2,250,000 in exchange for accounts receivable with a net book value of $987,000 and inventory with a net book value of $1,263,000. $450,000 of the barter credits are reflected in prepaid expenses and other current assets and $1,800,000 of the barter credits are reflected in other assets. The barter credits expire in February 2003.

               During fiscal 1998,  $2,000,000 of convertible notes plus accrued interest were converted into an aggregate of approximately 631,000 shares of common stock.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS



                                       Balance,        Charges to cost
                                     beginning of        and expenses                      Balance, end of period
                                        period                            Deductions
                                     -------------    ----------------   -------------     ------------------------
Year ended April 30, 1998
Allowance for doubtful accounts         $520,000         $ (170,000)       $ (45,000)               $ 305,000

Year ended April 30, 1997
Allowance for doubtful accounts        $ 538,000          $ 163,000       $ (181,000)               $ 520,000

Year ended April 30, 1996
Allowance for doubtful accounts         $456,000           $542,000        $(460,000)                $538,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

            None.

                                    PART III
                                    --------


            The information required by Items 10, 11, 12 and 13 of this Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed not later than August 28, 1998 pursuant to Regulation 14A.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K
          ---------------------------------------------------------------

            (a)(1) The following  financial  statements are included in Part II,
            Item 8:

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                       Reports of Independent Public Accountants
                       Financial Statements:
                       Consolidated Balance Sheets as of April 30, 1997 and 1998 Consolidated Statements of Operations for the years ended April 30, 1996, 1997 and 1998.
                       Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended April 30, 1996, 1997 and 1998.
                       Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1997 and 1998.

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

            (b) Reports on Form 8-K  filed  during  the  last  quarter  of 1998:

                  Current report on Form 8-K dated February 24, 1998, relating to the adoption of a stockholder rights plan.

                  Current report on Form 8-K dated March 9, 1998, relating to the purchase of the remaining 20% interest in CASI from David Tobey.

            (c) Exhibits:

             * 3.1      --     Certificate of  Incorporation  of the Company (as
                               amended).

               3.2      --     Bylaws of the Company,  incorporated by reference
                               to the Company's Form 10-K for the fiscal year ended April 30, 1996.

               4.1      --     Specimen Common Stock  Certificate,  incorporated
                               by  reference  to  the   Company's   registration
                               statement on Form S-1 (File No. 333-39985) filed with the Commission on November 12, 1997.

               4.2      --     Certificate of Designations  defining the powers,
                               designations,  rights,  preferences,  limitations
                               and  restrictions  applicable  to  the  Company's
                               Series  D  Preference   Stock   (incorporated  by
                               reference to the Company's Form 8-A filed with the Commission on February 24, 1998).

               4.3      --     Certificate of Designations  defining the powers,
                               designations,  rights,  preferences,  limitations
                               and  restrictions  applicable  to  the  Company's
                               Series    E    Convertible     Preferred    Stock
                               (incorporated  by reference to the Company's Form
                               8-K dated April 30, 1998).

              10.1      --     1990  Stock  Option  Plan,  as  amended  to date,
                               incorporated   by  reference  to  the   Company's
                               registration  statement  on Form  S-8  (File  No.
                               333-08381) filed with the Commission on June 18, 1996.

              10.2      --     1993 Consultant  Stock Option Plan,  incorporated
                               by  reference  to  the   Company's   registration
                               statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

              10.3      --     1995 Director's  Stock Option Plan,  incorporated
                               by  reference  to  the   Company's   registration
                               statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

              10.4      --     1996 Employee and  Consultant  Stock Option Plan,
                               incorporated  by reference to the Company's  Form
                               10-K for the fiscal year ended April 30, 1996.

              10.5      --     1996 Stock Option  Conversion Plan,  incorporated
                               by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.6      --     1996  Senior   Executive   Stock   Option   Plan,
                               incorporated  by reference to the Company's  Form
                               10-K for the fiscal year ended April 30, 1997.

              10.7      --     1998 Employee Stock  Purchase Plan,  incorporated
                               by  reference  to  the   Company's   registration
                               statement on Form S-8 (File No. 333-48757), filed with the Commission on March 27, 1998.

              10.8      --     Form of Rights  Agreement,  dated as of  February
                               24,  1998,  between the  Company and  Continental
                               Stock Transfer & Trust Company, incorporated by reference to the Company's Registration Statement of Form 8-A filed with the Commission on February
                               24, 1998.

              10.9      --     Employment   Agreement  dated  October  31,  1996
                               between the Company and Isaac Gaon, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.10     --     Employment   Agreement  dated  October  31,  1996
                               between the Company and James Caci, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.11     --     Employment   Agreement  dated  October  31,  1996
                               between the Company and Robert Gadd, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.12     --     Employment and  Non-Competition  Agreement  dated
                               November   1,  1997   between   the  Company  and
                               Christopher J. Carey, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.13     --     Employment and  Non-Competition  Agreement  dated
                               November 1, 1997  between the Company and Raymond
                               Koch,  incorporated by reference to the Company's
                               Form 10-K for the fiscal year ended April 30, 1997.

              10.14     --     Employment  Agreement dated July 31, 1996 between
                               the Company, HH Communications and Frank Frazel, incorporated by reference to the Company's Form
                               10-K for the fiscal year ended April 30, 1997.

              10.15     --     Employment  Agreement dated July 31, 1996 between
                               the  Company,   HH   Communications   and  Steven
                               Grubner,   incorporated   by   reference  to  the
                               Company's  Form 10-K for the  fiscal  year  ended
                               April 30, 1997.

              10.16     --     Employment  Agreement dated July 31, 1996 between
                               the Company, HH Communications and Mark Herzog, incorporated by reference to the Company's Form
                               10-K for the fiscal year ended April 30, 1997.

              10.17     --     Employment  Agreement dated July 31, 1996 between
                               the  Company,   HH   Communications   and  George
                               Terlizzi,   incorporated   by  reference  to  the
                               Company's  Form 10-K for the  fiscal  year  ended
                               April 30, 1997.

              10.18     --     Loan and Security  Agreement dated March 17, 1997
                               between   the   Company   and   Finova    Capital
                               Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended
                               April 30, 1997.

              10.19     --     Stock Purchase Agreement dated as of February 15,
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

              10.20     --     Stock Purchase  Agreement  dated March 9, 1998 by
                               and  among  David  H.  Tobey,   the  Company  and
                               Computer-Aided Software Integration, Inc., which includes the Form of Convertible Promissory Note as Exhibit A, the form of Registration Rights

                               Agreement as Exhibit B, and the form of Non-Competition Agreement as Exhibit C, incorporated by reference to the Company's Form 8-K dated March 9, 1998.

              10.21     --     Stock  Purchase  Agreement  dated  as of July 31,
                               1996 by and among the Company, Francis J. Frazel,
                               Steven M. Grubner, Mark Herzog, George Terlizzi and HH Communications, Inc., incorporated by reference to the Company's Form 8-K dated July
                               31, 1996.

              10.22     --     Stock Purchase  Agreement dated as of October 31,
                               1996 by and among the Company, Datatec Industries
                               Inc.  and Those  Stockholders  Listed on Schedule
                               1.1 Thereto, incorporated by reference to the Company's Form 8-K dated October 31, 1996.

              10.23     --     Notes and Warrant Purchase  Agreement dated as of
                               February 18, 1997, by and between the Company, Tinicum Investors and Frank Brosens (Exhibit A-
                               Form  of  Convertible  Note,  Exhibit  B- Form of
                               Warrant, Exhibit C- Form of Conditional Warrant), incorporated by reference to the Company's Form
                               10-K for the fiscal year ended April 30, 1997.

              10.24     --     Securities Purchase Agreement,  dated as of April
                               30,  1998,  by  and  among  the  Company,   Stark
                               International     and    Shepherd     Investments
                               International,   Ltd.,  which  includes  (i)  the
                               Certificate   of   Designations   of   Series   E
                               Convertible Preferred Stock as Exhibit A, (ii) the form of Common Stock Purchase Warrant dated
                               April 30, 1998 as Exhibit B, and (iii) the form of Registration Rights Agreement as Exhibit C, incorporated by reference to the Company's Form
                               8-K dated April 30, 1998.

              10.25     --     Common Stock Purchase  Agreement dated January 7,
                               1994 by and among Direct  Connect  International,
                               Inc., the Company and Ralph Glasgal, incorporated
                               by  reference  to  the   Company's   registration
                               statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

              10.26     --     Stock  Purchase  Agreement  dated  July 10,  1997
                               between Direct Connect International, Inc. and the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended
                               April 30, 1997.

              10.27     --     Stock Purchase  Agreement  dated July 25, 1997 by
                               and among the Company and the Purchasers listed on the Signature Pages thereto, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.28     --     Letter  Agreement  dated  July 25,  1997  between
                               Direct  Connect   International,   Inc.  and  the
                               Company,   incorporated   by   reference  to  the
                               Company's  Form 10-K for the  fiscal  year  ended
                               April 30, 1997.

              10.29     --     Stock  Purchase  Agreement  dated  June 30,  1997
                               between   the   Company   and   Ralph    Glasgal,
                               incorporated  by reference to the Company's  Form
                               10-K for the fiscal year ended April 30, 1997.

              10.30     --     Amended and Restated  License  Agreement dated as
                               of July 1, 1997 by and between  CASI and Cumetrix
                               Data  Systems   Corporation,   (formerly  Datanet
                               International   Incorporated),   incorporated  by
                               reference to the  registration  statement on Form
                               S-1 (File No.  333-43151)  filed by Cumetrix Data
                               Systems Corp. with the Commission on December 23,
                               1997.

              10.31     --     Reseller Agreement  effective as of September 15,
                               1997  by  and  between  CASI  and  Cumetrix  Data
                               Systems     Corporation,     (formerly    Datanet
                               International   Incorporated),   incorporated  by
                               reference to the  registration  statement on Form
                               S-1 (File No.  333-43151)  filed by Cumetrix Data
                               Systems Corp. with the Commission on December 23,
                               1997.

              10.32   --       Sublease  Agreement for 20C Commerce Way, Totowa,
                               New Jersey dated December 1996 by and between Motorola Inc. and the Company, incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-39985) filed with the
                               Commission on November 12, 1997.

            * 11.1      --     Statement of Computation of Per Share Earnings.

            * 21.1      --     Subsidiaries of the Company.

            * 23.1      --     Consent to the  incorporation by reference in the
                               Company's Registration Statements on Forms S-3 and S-8 of the report of Arthur Andersen LLP included herein.

            * 27.1      --     Financial Data Schedule.

---------------------------
*           Filed herewith.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DATATEC SYSTEMS, INC.
                                            ------------------------------------

                                                   (Registrant)

Date: July 29, 1998                         By:/S/ ISAAC J. GAON
                                               ---------------------------------

                                            Name:       ISAAC J. GAON
                                                  ------------------------------

                                            Title:      CHIEF EXECUTIVE OFFICER
                                                  ------------------------------

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                               TITLE                       DATE
     ---------                               -----                       ----


/S/ Isaac J. Gaon               Chairman of the Board and Chief    July 29, 1998
------------------------------  Executive Officer (principal
Isaac J. Gaon                   executive officer)

/S/ Christopher J. Carey        President and Director             July 29, 1998
------------------------------
Christopher J. Carey

/S/ Ralph Glasgal               Director                           July 29, 1998
------------------------------
Ralph Glasgal

                                Director                           July 29, 1998
------------------------------
David Milch

                                Director                           July 29, 1998
------------------------------
Joseph M. Salvani

/S/ Robert H. Friedman          Director                           July 29, 1998
------------------------------
Robert H. Friedman

/S/Thomas Berry                 Director                           July 29, 1998
------------------------------
Thomas Berry

/S/ James M. Caci               Chief Financial Officer (principal July 29, 1998
------------------------------  financial and accounting officer)
James M. Caci