Form 10-K/A
period 1998-04-30
DATATEC SYSTEMS INC
filed 1998-09-01
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended APRIL 30, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to _________________________

                        Commission file number 000-20688

                              DATATEC SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                94-2914253
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

20C Commerce Way, Totowa, New Jersey                       07512-1154
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code: (973) 890-4800

Securities registered under Section 12(b) of the Exchange Act:

================================================================================
       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, $.001 par value          Boston Stock Exchange
--------------------------------------------------------------------------------
Preference Share Purchase Rights       Boston Stock Exchange
================================================================================

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Registrant's Common Stock held by non-affiliates at June 30, 1998 was approximately $101,735,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

         The total number of shares of the Registrant's Common Stock outstanding at June 30, 1998 was 29,084,342.

         The information required by Part III is incorporated by reference to a definitive proxy statement filed by the Registrant on August 28, 1998 pursuant to Regulation 14A.

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed in order to amend Item 8 of Part II and Item 14 of Part IV of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 1998. The purpose of this Amendment is to correct the disclosure set forth under "Basis of Presentation" in Note 1 to the consolidated financial statements and to make certain corrections of grammar and other clerical errors that were contained in Item 8. Except as specifically identified above the disclosures set forth herein do not differ from those in Item 8 of the original filing. Item 14 is also hereby amended solely to reflect the replacement of the Consent of the Registrant's independent public accountants, Arthur Andersen LLP, included as Exhibit 23.1 to this Amendment which is necessitated by the above-described corrections to the audited financial statements included in amended and restated Item 8.

PART II ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Report of Independent Public Accountants . . . . . . . . . . . . . . . . .    25
Consolidated Balance Sheets as of April 30, 1997 and 1998 . . . . . . . . .   26
Consolidated Statements of Operations for the years ended April 30, 1996,
  1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for the years ended April 30, 1996, 1997 and 1998 . . . . . . . . . . . .   28
Consolidated Statements of Cash Flows for the years ended
 April 30, 1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . .   29
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .    30


                                    SCHEDULES

Schedule II -           Valuation and Qualifying Accounts . . . . . . . . .   49

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


                                                    /S/ ARTHUR ANDERSEN LLP
                                                    -----------------------
Roseland, New Jersey                                ARTHUR ANDERSEN LLP
July 27, 1998

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          APRIL 30,
                                                                               1997                       1998
                                                                               ----                       ----
ASSETS
CURRENT ASSETS:
---------------
   Cash and cash equivalents (Note 1)                                    $  1,135,000              $     317,000
   Accounts receivable, less allowances for doubtful
      accounts of $520,000 and $305,000, respectively, in
      1997 and 1998.
                                                                                                      18,106,000
                                                                           11,289,000
   Inventory (Note 1)                                                       2,134,000                  3,118,000
   Prepaid expenses and other current
      assets (Note 1)                                                       1,446,000                  3,433,000
   Net assets from discontinued operations (Note 5)
                                                                            4,816,000                    501,000
                                                                         ------------              -------------
               Total current assets                                        20,820,000                 25,475,000

Property and equipment, net
   (Notes 1, 4 and 7)                                                       3,634,000                  6,012,000

Goodwill, net (Notes 1 & 2)                                                 1,680,000                  3,975,000

Other Assets  (Notes 1 & 9 )                                                1,670,000                  4,601,000
                                                                        -------------              -------------
               Total assets                                              $ 27,804,000              $  40,063,000
                                                                        =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
DEFICIT)
------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings (Note 6)                                       $  11,675,000              $  10,759,000
   Current portion of long-term
      debt (Note 7)                                                           850,000                  1,063,000
   Accounts payable                                                         5,415,000                  7,085,000
   Accrued liabilities                                                      5,331,000                  3,882,000
   Other current liabilities                                                  506,000                  1,214,000
                                                                        -------------              -------------
               Total current liabilities                                   23,777,000                 24,003,000
                                                                        -------------              -------------
Due to related parties (Note 10)                                            1,026,000                    927,000
                                                                        -------------              -------------
Long-term debt (Note 7)                                                     5,001,000                  2,415,000
                                                                        -------------              -------------

Commitments and contingencies (Note 12)

Shareholders' equity (deficit) (Notes 1, 8 & 15):

   Preferred stock, $.001 par value (4,000,000 shares
   authorized, no shares issued and outstanding)                                 -                         -
   Common stock, $.001 par value (authorized 75,000,000
    shares;  issued and outstanding 23,661,000 and
    29,007,000 shares as of April 30, 1997 and 1998,
    respectively)  (Notes 8, 15 and 16)                                        24,000                     29,000
   Additional paid-in capital                                              10,341,000                 26,603,000
   Accumulated deficit                                                    (12,080,000)               (13,566,000)
   Cumulative translation adjustment                                         (285,000)                  (348,000)
                                                                        --------------             --------------
      Total shareholders' equity (deficit)                                 (2,000,000)                12,718,000
                                                                        --------------             -------------
       Total liabilities and shareholders' equity (deficit)             $  27,804,000              $  40,063,000
                                                                        =============              =============

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           FOR THE YEARS ENDED
                                                                                APRIL 30,
                                                 ------------------------------------------------------------------------
                                                          1996                     1997                     1998
                                                  ----------------------    --------------------    ---------------------

Net sales (Note 1)                                       $   59,169,000          $   59,481,000              $76,804,000

Cost of sales                                                34,217,000              37,159,000               47,208,000
                                                  ----------------------    --------------------    ---------------------
Gross profit                                                 24,952,000              22,322,000               29,596,000

Selling, general and administrative expenses
 (Notes 12 & 14)                                             29,200,000              20,784,000               29,079,000
                                                  ----------------------    --------------------    ---------------------
Operating  income                                            (4,248,000)              1,538,000                  517,000

Other income                                                         --                 430,000                       --

Interest expense (Notes 5 and 6)                               (938,000)             (1,155,000)              (1,885,000)
                                                  ----------------------    --------------------    ---------------------
 Income (loss) before provision (benefit) for
  income taxes                                              (5,186,000)                 813,000               (1,368,000)
Provision (benefit) for income taxes (Notes 1&
9)                                                             (37,000)                 111,000                 (400,000)
                                                  ----------------------    --------------------    ---------------------
Income (loss) from continuing operations                    (5,149,000)                 702,000                 (968,000)
Discontinued operations (Note 5):
  Loss from operations                                      (5,762,000)              (4,709,000)                (518,000)
  Provision for future losses                               (2,284,000)               (953,000)                       --
                                                  ----------------------    --------------------    ---------------------
Loss before extraordinary item                             (13,195,000)             (4,960,000)               (1,486,000)

Extraordinary item                                            (223,000)                    --                         --
                                                  ======================    ====================    =====================
Net loss                                                $  (13,418,000)        $    (4,960,000)          $    (1,486,000)
                                                  ======================    ====================    =====================

INCOME (LOSS) PER SHARE - BASIC (Note 3):
  Income (loss) from continuing operations              $         (.28)        $           .03           $          (.04)
  Discontinued operations                                         (.44)                   (.27)                     (.02)
  Extraordinary item                                              (.01)                    ---
                                                  ======================    ====================    =====================
NET LOSS PER SHARE - BASIC                              $         (.73)        $          (.24)          $          (.06)
                                                  ======================    ====================    =====================

INCOME (LOSS) PER SHARE - DILUTED (NotE 3):
  Income (loss) from continuing operations              $         (.28)        $            .03          $          (.04)

  Discontinued operations                                         (.44)                    (.24)                    (.02)
  Extraordinary item                                              (.01)                      --                       --
                                                  ======================    ====================    =====================
NET LOSS PER SHARE - DILUTED
                                                        $         (.73)        $           (.21)          $         (.06)
                                                  ======================    ====================    =====================
 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - BASIC                                           18,354,000              21,151,000               26,451,000
                                                  ======================    ====================    =====================
 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - DILUTED                                         18,354,000              23,557,000               26,451,000
                                                  ======================    ====================    =====================

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              Datatec Systems, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 8)

                                                                 Preferred Stock             Common Stock
                                                            ---------------------------------------------------
                                                                                                Issued             Additional
                                                            ----------   ----------  --------------------------  Paid-in capital
                                                               Shares      Dollars      Shares         Dollars     Preferred
                                                            ----------   ----------  --------------  ----------   -----------

Balance at April 30, 1995                                           -     $      -      15,799,000         $ -           $ -
                                                            ==========   ==========  ==============  ==========   ===========

  Distributions to S Corporation Shareholders
  Private placement offering of common stock and
      warrants and bridge financing (Note 8)                                               443,000
  Public offering of common stock
      and warrants (Note 8)                                                              3,566,000
  Acquisition and cancellation of
      common stock                                                                         (13,000)
  Common stock issued for options exercised                                                189,000
  Change in par value of common stock (Note 15)                                                         20,000
  Private placement offering of common stock (Note 2)                                      313,000           -
  Stock issued for business acquisition (Note 2)                                            44,000           -
  Net loss
  Effect of exchange rate changes

                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30,1996                                            -            -      20,341,000      20,000             -
                                                            ----------   ----------  --------------  ----------   -----------

  Distributions to S Corporation Shareholders
  Issuance of preferred stock (Note 8)                        350,000                                              6,562,000
  Conversion of preferred stock into common stock (Note 8)   (350,000)                   2,500,000       3,000    (6,562,000)
  Exercise of warrants and options                                                         649,000       1,000
  Conversion of accounts payable into common stock (Note 8)                                171,000
  Conversion from S corporation status to C corporation
  Net loss
  Effect of exchange rates changes


                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30, 1997                                           -            -      23,661,000      24,000             -
                                                            ==========   ==========  ==============  ==========   ===========

  Exercise of warrants and options                                                       3,860,000       4,000
  Private placement offering of common stock                                               855,000       1,000
  Conversion of long-term debt into common stock                                           631,000
  Net loss
  Effect of exchange rates changes


                                                            ----------   ----------  --------------  ----------   -----------
Balance at April 30, 1998                                           -     $      -      29,007,000    $ 29,000           $ -
                                                            ==========   ==========  ==============  ==========   ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS



                                                              Additional         Retained        Cumulative           Total
                                                            Paid-in capital      Earnings       Translation       Shareholders'
                                                               Common            (Deficit)       Adjustment          Equity
                                                           ---------------   ---------------    ------------    ---------------

                       >
Balance at April 30, 1995                                     $ 2,974,000      $ (1,006,000)      $ (98,000)       $ 1,870,000
                                                           ===============   ===============    ============    ===============

  Distributions to S Corporation Shareholders                                      (667,000)                          (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 7)                      579,000                                              579,000
  Public offering of common stock
      and warrants (Note 7)                                     6,535,000           (50,000)                         6,485,000
  Acquisition and cancellation of
      common stock                                                (27,000)                                             (27,000)
  Common stock issued for options exercised                       123,000                                              123,000
  Change in par value of common stock (Note 14)                   (20,000)                                                   -
  Private placement offering of common stock (Note 2)           1,207,000                                            1,207,000
  Stock issued for business acquisition (Note 2)                  291,000                                              291,000
  Net loss                                                                      (13,418,000)                       (13,418,000)
  Effect of exchange rate changes                                                                  (149,000)          (149,000)

                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30,1996                                       11,662,000       (15,141,000)       (247,000)        (3,706,000)
                                                           ---------------   ---------------    ------------    ---------------

  Distributions to S Corporation Shareholders                                      (837,000)                          (837,000)
  Issuance of preferred stock (Note 7)                                                                               6,562,000
  Conversion of preferred stock into common stock (Note 7)      6,559,000                                                    -
  Exercise of warrants and options                                429,000                                              430,000
  Conversion of accounts payable into common stock (Note 7)       549,000                                              549,000
  Conversion from S corporation status to C corporation        (8,858,000)        8,858,000                                  -
  Net loss                                                                       (4,960,000)                        (4,960,000)
  Effect of exchange rates changes                                                                  (38,000)           (38,000)


                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30, 1997                                      10,341,000       (12,080,000)       (285,000)        (2,000,000)
                                                           ===============   ===============    ============    ===============

  Exercise of warrants and options                             11,021,000                                           11,025,000
  Private placement offering of common stock                    3,079,000                                            3,080,000
  Conversion of long-term debt into common stock                2,162,000                                            2,162,000
  Net loss                                                                       (1,486,000)                        (1,486,000)
  Effect of exchange rates changes                                                                  (63,000)           (63,000)


                                                           ---------------   ---------------    ------------    ---------------
Balance at April 30, 1998                                    $ 26,603,000     $ (13,566,000)     $ (348,000)      $ 12,718,000
                                                           ===============   ===============    ============    ===============


                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             FOR THE YEARS ENDED
                                                                                                   APRIL 30,
                                                                                ---------------------------------------------------
                                                                                    1996                  1997             1998
                                                                                    ----                  ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                             $(13,418,000)         $(4,960,000)     $(1,486,000)
 Adjustments to reconcile net loss to net
 Cash used in operating activities--
   Depreciation and amortization                                                  1,114,000            1,200,000        2,090,000
   Extraordinary item                                                               223,000                   --               --
   Changes in operating assets and liabilities net of effects from purchase of CASI
      (Increase) decrease in accounts
      receivable, net                                                             1,860,000           (3,819,000)      (6,817,000)
      (Increase) decrease in inventory                                             (378,000)           1,104,000         (984,000)
      (Increase) decrease in prepaid expenses and other assets
                                                                                  2,044,000             (940,000)      (2,787,000)
      (Increase) decrease in net assets from discontinued operations
                                                                                   (777,000)          (1,590,000)         327,000
      Increase (decrease) in accounts payable, accrued liabilities and
       other                                                                      3,661,000           (2,169,000)       1,093,000
                                                                                 -----------         -------------      ----------
      Net cash used in operating activities                                      (5,671,000)         (11,174,000)      (8,564,000)
                                                                                 -----------         -------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net                                          (725,000)          (1,349,000)      (2,404,000)
 Net cash used for CASI acquisition                                                (705,000)                 ---         (670,000)
 Advances to CASI                                                                (1,135,000)                 ---              --
       Net cash used in investing activities                                     (2,565,000)          (1,349,000)      (3,074,000)
                                                                                 -----------        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from short-term borrowings                                          8,337,000            3,338,000       (2,749,000)
  Net proceeds (payments) of  indebtedness                                       (5,103,000)             958,000         (374,000)
  Net proceeds from common stock/warrant issuances                                7,772,000            6,992,000       14,105,000
  Net proceeds from related parties                                                      --            1,026,000          (99,000)
  Distributions to shareholders                                                    (667,000)            (837,000)              --
                                                                                 -----------        ------------      -----------
                                                                                 10,339,000           11,477,000       10,883,000
                                                                                 -----------        ------------      -----------
         Net cash provided by financing activities
                                                                                   (149,000)             (38,000)         (63,000)
          Net effect of foreign currency translation on cash
          Net increase (decrease) in cash                                         1,954,000           (1,084,000)        (818,000)

 CASH AT BEGINNING OF PERIOD                                                        265,000            2,219,000        1,135,000
                                                                                 -----------        ------------     ------------
 CASH AT END OF PERIOD                                                          $ 2,219,000         $  1,135,000     $    317,000
                                                                                 ===========        ============     ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)         BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            Business--

            Datatec Systems, Inc. (formerly Glasgal Communications, Inc.), (the "Company"), and its subsidiaries are in the business of providing software-enabled technical configuration, integration and installation services (see Note 5).

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

            In accordance with SFAS 128, the following table reconciles net loss and share amounts used to calculate basic and diluted earnings per share:


                                                                       1996                 1997                      1998
                                                                 ----------------     ---------------      --------------------
        NUMERATOR:
        Basic & Diluted-
          Income (loss) from continuing operations                  ($5,149,000)        $  702,000                  ($968,000)
          Discontinued operations                                    (8,046,000)        (5,662,000)                  (518,000)
          Extraordinary item                                           (223,000)                --                         --
                                                                 ----------------     ---------------      --------------------
        Net loss - Basic and Diluted                               ($13,418,000)       ($4,960,000)               ($1,486,000)
                                                                 ================     ===============      ====================

        DENOMINATOR:
          Weighted average number of common
             shares outstanding - Basic                              18,354,000         21,151,000                 26,451,000
          Incremental shares from assumed
             conversions of options and debt                                 --          2,406,000                         --
                                                                 ----------------     ---------------      --------------------
          Weighted average number of common shares
             and common share equivalents- Diluted                   18,354,000         23,557,000                 26,451,000
                                                                 ================     ===============      ====================

        Earnings per share - Basic:
          Income (loss) from continuing operations                       ($0.28)             $0.03                     ($0.04)
          Discontinued operations                                         (0.44)             (0.27)                     (0.02)
          Extraordinary item                                              (0.01)                --                         --
                                                                 ----------------     ---------------      --------------------
          Net loss                                                       ($0.73)            ($0.24)                    ($0.06)
                                                                 ================     ===============      ====================

        Earnings per share - Diluted:
          Income (loss) from continuing operations                       ($0.28)             $0.03                     ($0.04)
          Discontinued operations                                         (0.44)             (0.24)                     (0.02)
          Extraordinary item                                              (0.01)                --                         --
                                                                 ----------------     --------------      --------------------
          Net loss                                                       ($0.73)            ($0.21)                    ($0.06)
                                                                 ================     ===============      ====================

            In  1996  and   1998,   approximately   2,661,000   and   4,339,000,
            respectively, of outstanding options and warrants have been excluded from the computation of diluted EPS because to do so would have been antidilutive for those periods. In 1997, the dilutive effect of outstanding options and warrants have been included in the computation of diluted EPS because the Company negotiated earnings from continuing operations.

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

(4)          PROPERTY AND EQUIPMENT:

               The following is a summary of property and equipment--

                                                                       APRIL 30,
                                                            1997                     1998
                                                            ----                     ----

Equipment                                                $  977,000              $1,955,000
Computer equipment                                        3,158,000               4,661,000
Furniture, fixtures and leasehold improvements            2,444,000               4,135,000
                                                        -----------            ------------
                                                          6,579,000              10,751,000
Less--Accumulated depreciation and amortization
                                                          2,945,000               4,739,000
                                                        -----------             -----------
   Property and equipment, net                          $ 3,634,000             $ 6,012,000
                                                        ===========             ===========

(5)         DISCONTINUED OPERATIONS:

            Prior to fiscal 1997, the Company had primarily been a distributor of data communications equipment. Commencing with the Company's acquisition of Signatel in October 1994, the Company revised its business strategy to expand its implementation of information communication network services. The acquisition of Datatec Industries, Inc. and CASI (see Note 2) enabled the Company to transition from predominantly a reseller of data communications network equipment to an open systems integrator, providing software-enabled configuration, integration and installation services. The acquisition of HH (see Note 2), a systems integrator, provided the Company the opportunity to introduce these services to HH's premier customers.

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

(7)         LONG-TERM DEBT:

            Long-term debt consists of the following:

                                                                                   April 30,
                                                                  -----------------------------------------------
                                                                           1997                          1998
                                                                  -----------------     -------------------------

             New Jersey EDA Note (a)                                   $   680,000                 $    570,000
             Term note (b)                                               2,000,000                    1,620,000
             Convertible notes (c)                                       2,000,000                           --
             Capital leases                                              1,171,000                    1,288,000
                                                                       -----------                -------------
                     Total debt                                          5,851,000                    3,478,000
             Less - current maturities                                    (850,000)                  (1,063,000)
                                                                       ===========                =============
                     Long-term debt, net of current maturities          $5,001,000                   $2,415,000
                                                                       ===========                =============

            (a) The Company had previously entered into a $1,320,000 loan agreement with the New Jersey Economic Development Authority ("NJEDA"). The loan provides for monthly payments of principal and interest through June 1, 2002. Monthly principal payments range from $9,000 to $14,000. Interest is based on a floating rate equal to the variable rate borne by the NJEDA Economic Growth Bonds. As of April 30, 1998 the interest rate was 4.05%. The loan is secured by the assets acquired with the loan proceeds.

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

 (8)        SHAREHOLDERS' EQUITY:

            Public Offering--

            During fiscal 1996, the Company consummated two bridge financings for aggregate proceeds of $1,270,000. In connection with the financings, 442,478 shares of common stock were issued at $1.13 per share and warrants were issued for the purchase of 950,000 shares of common stock. Each warrant was subsequently converted into a warrant having terms identical to those of the redeemable warrants issued in connection with the public offering (the "Offering") discussed below. The bridge financings were repaid from the proceeds of the Offering resulting in the write-off of the unamortized original issue discount and deferred financing costs of $223,000. This amount is reported as an extraordinary loss in 1996.

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

            Common Stock--

            During fiscal 1998, the Company, through private placement equity offerings, issued 855,000 shares of common stock for approximately $3,080,000.

            Warrants--

            The following table is a summary and status of warrants issued by the Company:


                                                                     OUTSTANDING WARRANTS
                                                  ---------------------------------------------------------------
                                                             NUMBER                   WEIGHTED AVERAGE
                                                           OF SHARES                   EXERCISE PRICE
                                                  ----------------------        ---------------------------------
                APRIL 30, 1995                                       --                       $--
                Grants                                        3,451,250                      $3.89
                Exercises                                            --                        --
                Cancellations                                        --                        --
                                                  ----------------------        ---------------------------------

                APRIL 30, 1996                                3,451,250                      $3.89
                Grants                                          896,000                      $5.28
                Exercises                                      (178,100)                     $3.75
                Cancellations                                        --                        --
                                                  ----------------------        ---------------------------------

                APRIL 30, 1997                                4,169,150                      $4.20
                Grants                                               --                        --
                Exercises                                    (2,743,290)                     $3.75
                Cancellations                                        --                        --
                                                  ----------------------        ---------------------------------

                APRIL 30, 1998                                1,425,860                      $5.06
                                                  ======================        =================================


                                                                         OUTSTANDING WARRANTS
                                                         -----------------------------------------------------------------------
                                                           WEIGHTED AVERAGE
                                         NUMBER            CONTRACTUAL LIFE            WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES               OF SHARES             (IN YEARS)                 EXERCISE PRICE
---------------------------       -----------------      ------------------           ------------------
          $3.75                           12,360               --                          $3.75
      $4.00 - $4.99                      517,500              4.00                         $4.69
      $5.00 - $5.99                      885,000              3.77                         $5.26
         $5.99                            11,000              1.42                         $7.15
                                  ==============                                        ========
          TOTAL                        1,425,860                                           $5.06
                                  ==============                                        ========

            In September 1997, the Company provided notice to its redeemable warrant holders that it would redeem each warrant on October 23, 1997 for $0.05 if not exercised prior to that date. Throughout the month of October 1997, a total of approximately 2,743,000 were exercised and 12,360 warrants have been redeemed or are in process of redemption.

            Under an agreement with Direct Connect International, Inc. ("DCI") dated January 7, 1994, as amended on July 10, 1997, the Company has the right to require DCI to purchase up to 1,207,239 additional shares ("Additional Shares") of Common Stock of the Company at a per share price of $6.54, less certain warrant solicitation fees (the "Additional DCI Investment"). The Company may require the Additional DCI Investment if, and then only to the extent, that DCI receives proceeds from the exercise of existing DCI warrants, which are scheduled to expire on March 31, 1999. If the Company does not require the Additional DCI Investment, DCI may still purchase, on the same terms, the Additional Shares. These rights are not included in the above table.

 (9)        INCOME TAXES:

            The Company  accounts for income taxes under the  provisions of SFAS
            109. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

            Deferred income taxes result primarily from temporary differences in
            the  recognition  of  expenses  for  tax  and  financial   reporting
            purposes. Deferred income taxes consisted of the following:


                                                APRIL 30, 1997                  APRIL 30, 1998
                                            ---------------------------      --------------------
    Net operating loss carryforwards             $     3,462,000                  $    4,509,000
    Depreciation                                      (1,159,000)                       (542,000)
    Allowance for doubtful accounts                      280,000                         102,000
    Inventory obsolescence                               257,000                         129,000
    Other                                                480,000                           2,000
                                            ---------------------             -------------------
                                                       3,320,000                       4,200,000
    Valuation Allowance                               (3,320,000)                     (3,800,000)
                                            =====================             ===================
    Net deferred tax asset                       $            --                  $      400,000
                                            =====================            ====================

            The net deferred tax asset recorded as of April 30, 1998 relates to the tax attributes for certain state net operating loss carryforwards which the Company has the ability to sell as a result of recent changes to the New Jersey State tax laws. The Company has made an assessment of the new law and determined that realization of the net deferred tax asset relating to the state operating loss carryforwards is more likely than not. However, there can be no assurance that the asset can or will be sold prior to its expiration. The net operating loss carryforwards expire at various dates through 2003.

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


                                                                  1996                          1997                      1998
                                                         --------------------      -----------------------     ---------------------
                                                                          (in thousands, except per share data)
    Proforma net income (loss):
         As reported                                           $(13,418,000)                 $(4,960,000)              $(1,486,000)
         Proforma                                              $(13,524,000)                 $(5,549,000)              $(2,613,000)

    Proforma net income(loss) per share - Basic:
         As reported                                           $       (.73)                 $      (.24)              $      (.06)
         Proforma                                              $       (.73)                 $      (.26)              $      (.10)

            The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $4.45, $5.57 and $1.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0% in all periods, risk free interest rate of 8.5% in 1996, 1997 and 1998 and volatility of 75% for 1996, 1997 and 1998, respectively.

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

            A summary of the status of stock option activity follows:


                                                                                          OUTSTANDING OPTIONS
                                                                               -----------------------------------------

                                                SHARES AVAILABLE                       NUMBER          WEIGHTED AVERAGE
                                                FOR FUTURE GRANTS                    OF SHARES         EXERCISE PRICE
                                               -------------------             ----------------      ------------------

BALANCE AS OF APRIL 30, 1995                        4,698,440                      2,463,498                 $1.03
Grants                                               (439,500)                       439,500                 $3.86
Exercises                                                  --                       (202,009)                $1.09
Cancellations                                          39,936                        (39,936)                $1.25
                                              ----------------                  --------------         -------------

BALANCE AS OF APRIL 30, 1996                        4,298,876                      2,661,053                 $1.49
Grants                                             (2,899,380)                     2,899,380                 $3.92
Exercises                                                  --                       (471,471)                $0.30
Cancellations                                         213,969                       (213,969)                $6.49
                                               ----------------                 --------------         -------------

BALANCE AS OF APRIL 30, 1997                        1,613,465                      4,874,993                 $2.83
Grants                                               (880,250)                       880,250                 $4.45
Exercises                                                  --                     (1,027,679)                $1.26
Cancellations                                         388,445                       (388,445)                $4.26
                                               ----------------                 --------------         -------------

BALANCE AS OF APRIL 30, 1998                        1,121,660                      4,339,119                 $3.41
                                               ================                 ==============         =============
Options Exercisable at:
April 30, 1996                                                                     2,054,422                 $1.01
April 30, 1997                                                                     2,513,378                 $2.08
April 30, 1998                                                                     2,769,388                 $3.17


                                                                       OUTSTANDING OPTIONS
                                                         -----------------------------------------------------------------------
                                                          WEIGHTED AVERAGE
                                            NUMBER        CONTRACTUAL LIFE                        WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES                  OF SHARES         (IN YEARS)                           EXERCISE PRICE
--------------------------------     -----------------   --------------------------------       --------------------------------
      $.005 - $0.99                        647,411              3.67                                   $0.01
      $1.00 - $1.99                        314,759              7.19                                   $1.30
      $2.00 - $2.99                        487,191              7.93                                   $2.81
      $3.00 - $3.99                        698,249              9.37                                   $3.55
      $4.00 - $4.99                      1,800,867              8.85                                   $4.02
              $4.99                        390,642              4.63                                   $8.40
                                     =============                                                    ======
          TOTAL                          4,339,119                                                     $3.41
                                     =============                                                    ======

                                               EXERCISABLE OPTIONS
                                   ---------------------------------------------
                                                              WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                NUMBER OF SHARES       EXERCISE PRICE
------------------------           ---------------------     -----------------
      $.005 - $0.99                        647,411               $0.01
      $1.00 - $1.99                        280,672               $1.28
      $2.00 - $2.99                        369,526               $2.84
      $3.00 - $3.99                        258,500               $3.64
      $4.00 - $4.99                        871,836               $4.00
              $4.99                        341,443               $8.62
                                     =============               =====
          TOTAL                          2,769,388               $3.17
                                     =============               =====

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

 (12)       COMMITMENTS AND CONTINGENCIES:

            The Company leases offices and staging and configuration facilities from related and unrelated parties throughout the United States and Canada. The minimum annual rentals for future years are as follows (in thousands):


  TWELVE MONTH PERIOD         RELATED                                             SUBLEASE
      ENDING APRIL             PARTY                    OTHER                      INCOME                    NET
----------------------     ---------------     ------------------------     ----------------------      -------------------

          1999               $   190                $   1,296                  $   (453)                $   1,033
          2000                   190                    1,191                      (372)                    1,009
          2001                   190                      813                      (270)                      733
          2002                   190                      670                      (210)                      650
          2003                   190                      540                       (18)                      712
       Thereafter              2,219                    1,408                         --                    3,627

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

(16)        SHAREHOLDER RIGHTS PLAN

            On January 30, 1998, the Board of Directors adopted a shareholder rights plan. Under the rights plan, each shareholder of record on March 9, 1998, received a dividend of one right for each outstanding share of Common Stock. The rights are attached to, and presently only trade with, the Common Stock and currently are not exercisable. Accordingly, they are not considered in the computation of earnings per share. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-hundredth of a share of Series D Preferred Stock ("Participating Preferred Stock") at a price of $40, subject to adjustment.

            The rights become exercisable and will begin to trade separately from the Common Stock upon the earlier of (i) the first date of public announcement that a person or group (other than certain exempted shareholders as described in the Rights Agreement) has acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days following a person's or group's commencement of, or announcement of, and intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of 15% or more of the Common Stock. The rights will entitle holders (other than an Acquiring Person, as defined) to purchase Company Common Stock having a market value (immediately prior to such acquisition) of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction after a person or group has become an Acquiring Person, each right will entitle the holder to purchase $80 worth of the surviving company's common stock for $40, i.e., at a 50% discount. The Company may redeem the rights for $0.01 each at any time prior to the acquisition of 15% or more of the outstanding shares of Common Stock by a person or group of persons. The rights will expire on February 24, 2008.

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

(17)        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

            Cash paid during the year for:

                                        1996           1997            1998
                                        ----           ----            ----
            Interest paid          $ 1,020,000     $ 1,313,000     $1,571,000
            Income taxes paid      $    14,000     $   397,000        $33,000

            Supplemental Disclosures of Non-Cash Activities--

            On April 24, 1996, the Company purchased 80% of the common stock of Computer-Aided Software Integration, Inc. (CASI) for $500,000 in cash plus 44,260 shares of common stock of the Company valued at $290,000. A summary of the transaction is as follows:

            Goodwill                                           $1,866,000
            Cash Paid for Common Stock (including expenses)      (705,000)
            Common Stock Issued                                  (290,000)
                                                               -----------
            Liabilities Assumed                                $  871,000
                                                               ===========

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

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS


                                         Balance,            Charges to
                                       beginning of           cost and                                         Balance, end of
                                          period              expenses            Deductions                       period
                                       ----------------     ------------       --------------                  ----------------
Year ended April 30, 1998
Allowance for doubtful accounts           $520,000           $ (170,000)           $ (45,000)                     $ 305,000

Year ended April 30, 1997
Allowance for doubtful accounts           $538,000           $  163,000            $(181,000)                     $ 520,000

Year ended April 30, 1996
Allowance for doubtful accounts           $456,000           $  542,000            $(460,000)                     $ 538,000

PART IV ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
                  8-K.

         The list of Exhibits is hereby amended by deleting Exhibit 23.1 and inserting in lieu thereof the following:

      * 23.1   --   Consent  to  the   incorporation   by  reference  in  the
                    Company's Registration Statements on Forms S-3 and S-8 of the report of Arthur Andersen LLP included herein.


---------------------------
*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 1, 1998
                                     DATATEC SYSTEMS, INC.


                                     By:/s/ James M. Caci
                                        ----------------------------------------
                                         Name:  James M. Caci
                                         Title: Vice President-Finance, Chief
                                                Financial Officer and Secretary