Form 10-Q
period 1998-07-31
DATATEC SYSTEMS INC
filed 1998-09-03
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the quarterly period ended: JULY 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        COMMISSION FILE NUMBER: 000-20688
                        ---------------------------------

                              DATATEC SYSTEMS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                               94-2914253
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


20C COMMERCE WAY, TOTOWA, NJ                       07512-1154
----------------------------                       ----------
(Address of principal executive                    (Zip Code)
offices)

                                 (973) 890-4800
                                 --------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares of Registrant's Common Stock outstanding on July 31, 1998 was 29,064,670.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 1998


                                      INDEX




PART I:  FINANCIAL INFORMATION

                                                                            PAGE
         Item 1:   Consolidated Financial Statements

                   Balance Sheets at April 30, 1998 and
                   July 31, 1998                                              3

                   Statements of Operations for the three months ended
                   July 31, 1997 and 1998                                     4

                   Statements of Cash Flows for the three months ended
                   July 31, 1997 and 1998                                     5

                   Notes to Unaudited Consolidated Financial Statements       6

         Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7


PART II: OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders         9

         Item 6:  Exhibits and Reports of Form 8-K                           10

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                                       JULY 31, 1998
                                                                                             APRIL 30, 1998             (UNAUDITED)
                                                                                             --------------            -------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                                 $    317,000              $    137,000
   Accounts receivable, net                                                                    18,106,000                18,337,000
   Inventory                                                                                    3,118,000                 3,760,000
   Prepaid expenses and other current assets                                                    3,433,000                 4,003,000
   Net assets from discontinued operations                                                        501,000                   773,000
                                                                                             ------------              ------------

               Total current assets                                                            25,475,000                27,010,000

Property and equipment, net                                                                     6,012,000                 5,716,000
Goodwill, net                                                                                   3,975,000                 3,866,000
Other Assets                                                                                    4,601,000                 4,298,000
                                                                                             ============              ============

               Total assets                                                                  $ 40,063,000              $ 40,890,000
                                                                                             ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                                                     $ 10,759,000              $  8,830,000
   Current portion of long-term debt                                                            1,063,000                 1,074,000
   Accounts payable                                                                             7,085,000                 8,121,000
   Accrued liabilities                                                                          3,882,000                 3,771,000
   Other current liabilities                                                                    1,214,000                   338,000
                                                                                             ------------              ------------

               Total current liabilities                                                       24,003,000                22,134,000
                                                                                             ------------              ------------

Due to related parties                                                                            927,000                   927,000
                                                                                             ------------              ------------

Long-term debt                                                                                  2,415,000                 2,116,000
                                                                                             ------------              ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock                                                                                   --                        --
   Common stock                                                                                    29,000                    29,000
   Additional paid-in capital                                                                  26,603,000                29,135,000
   Accumulated deficit                                                                        (13,566,000)              (13,106,000)
   Cumulative translation adjustment                                                             (348,000)                 (345,000)
                                                                                             ------------              ------------

      Total shareholders' equity                                                               12,718,000                15,713,000
                                                                                             ============              ============

       Total liabilities and shareholders' equity                                            $ 40,063,000              $ 40,890,000
                                                                                             ============              ============


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                                JULY 31,
                                                                                                ------------------------------------
                                                                                                   1997                      1998
                                                                                                -----------              -----------

Net sales                                                                                       $18,600,000              $25,143,000

Cost of sales                                                                                    11,277,000               16,151,000
                                                                                                -----------              -----------

Gross profit                                                                                      7,323,000                8,992,000

Selling, general and administrative expenses                                                      6,844,000                8,039,000
                                                                                                -----------              -----------

Operating income                                                                                    479,000                  953,000
                                                                                                -----------              -----------

Interest expense                                                                                    454,000                  493,000
                                                                                                -----------              -----------
 Income before provision (benefit) for income
  taxes                                                                                              25,000                  460,000

Provision (benefit) for income taxes                                                                   --                       --
                                                                                                -----------              -----------

Net income                                                                                       $   25,000              $   460,000
                                                                                                ===========              ===========

 INCOME (LOSS) PER SHARE :
   BASIC
                                                                                                $      0.00                    $0.02
                                                                                                ===========              ===========
   DILUTED
                                                                                                $      0.00                    $0.02
                                                                                                ===========              ===========

 WEIGHTED AVERAGE COMMON SHARES - BASIC

                                                                                                 23,709,000               29,054,000
                                                                                                ===========              ===========
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                                                            25,834,000               30,561,000
                                                                                                ===========              ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                               JULY 31,
                                                                                                   ---------------------------------
                                                                                                       1997                  1998
                                                                                                   -----------          ------------
   CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                                       $    25,000          $   460,000

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                                   489,000              746,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                                            (256,000)            (231,000)

           Increase in inventory                                                                      (339,000)            (642,000)

           Increase in prepaid expenses and other assets                                            (2,114,000)            (340,000)

           Decrease (increase) in assets held for sale or disposition                                  395,000             (284,000)

           Increase in accounts payable, accrued and other  liabilities                              1,430,000               49,000
                                                                                                   -----------          -----------

       Net cash used in operating activities                                                          (370,000)            (242,000)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                                            (280,000)            (256,000)
                                                                                                   -----------          -----------

       Net cash used in investing activities                                                          (280,000)            (256,000)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net payments of short-term borrowings                                                       (2,441,000)          (1,929,000)

        Net payments of indebtedness                                                                  (381,000)            (288,000)

        Net proceeds from common stock/warrant issuances                                             3,085,000            2,532,000
                                                                                                   -----------          -----------

              Net cash provided by financing activities                                                263,000              315,000
                                                                                                   -----------          -----------

              Net effect on foreign currency translation on cash                                        11,000                3,000
                                                                                                   -----------          -----------

              Net decrease in cash                                                                    (376,000)            (180,000)

CASH AT BEGINNING OF PERIOD                                                                          1,135,000              317,000
                                                                                                   ===========          ===========

CASH AT END OF PERIOD                                                                              $   759,000          $   137,000
                                                                                                   ===========          ===========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)    Business

       Datatec Systems, Inc. (the "Company"), and its subsidiaries are in the business of providing rapid and accurate technology deployment services.

(2)    Basis of Presentation

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

       The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1998. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended July 31, 1998 are not necessarily indicative of results expected for the full fiscal year.

(3)    Comprehensive Income

       Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the three months ended July 31, 1998, the components of comprehensive income were immaterial. The components of other comprehensive income consist primarily of foreign currency translation adjustments.

(4)    Equity

       In May 1998, the Company issued 300 shares of Series E Convertible Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with this transaction, the Company issued warrants to purchase 165,000 of common stock at $6.29.

(5)    Supplemental Disclosure of Cash Flows

       Cash paid during the quarter for:

                                      1997                      1998
                                   --------                   --------
            Interest Paid          $380,000                   $429,000

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JULY 31, 1998

            NET SALES. Net sales for the three months ended July 31, 1998 were $25,143,000 compared to $18,600,000 for the three months ended July 31, 1997 representing an increase of 35.2%.

            GROSS PROFIT. Gross profits for the three months ended July 31, 1998 were $8,992,000 compared to $7,323,000 for the three months ended July 31, 1997. Gross profits as a percentage of net sales were 35.8% for the three months ended July 31, 1998 compared to 39.4% for the three months ended July 31, 1997. A large number of recent hires in the Company's field service operations had a short term negative impact on gross profit. Approximately 33% of the Company's 450 field service personnel were hired during the last six months and consequently were at the initial stages of the learning curve during the quarter.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended July 31, 1998 were $8,039,000 compared to $6,844,000 for the three months ended July 31, 1997, representing 32.0% and 36.8% of net sales, respectively. The increase in selling, general and administrative expenses is partly attributable to an increase in infrastructure costs, including personnel to support the Company's migration to the more complex service business.

            INTEREST EXPENSE. Interest expense for the three months ended July 31, 1998 was $493,000 compared to $454,000 for the three months ended July 31, 1997, representing an increase of 8.6%.

FINANCIAL POSITION

            During the three months ended July 31, 1998, cash used in operations was $242,000 compared to a year-ago cash usage of $370,000.

            Cash used for investing activities during the first quarter of the fiscal year ending April 30, 1999 was $256,000 compared to $280,000 during the first quarter of the fiscal year ended April 30, 1998.

            Cash provided by financing activities during the three months ended July 31, 1998 was $315,000 compared to $263,000 in the year-ago period. Included in the current period were net proceeds of approximately $2,350,000 from the issuance of 300 shares of Series E Convertible Preferred Stock. The net proceeds were used to repay the convertible note issued during March 1998 to the former minority interest shareholder of the Company's subsidiary Computer-Aided Software, Integration, Inc. and for working capital purposes. Also included in the current period were net proceeds of $182,000 from the issuance of common stock related to stock option and employee stock plans. Offsetting the proceeds from the preferred and common stock activity were principal payments of debt of $2,217,000.

            The Company's working capital improved from $1,472,000 at April 30, 1998 to $4,876,000 at July 31, 1998.

            At July 31, 1998, total debt was $12,020,000 compared to $14,237,000 at April 30, 1998.

            Stockholders' equity increased $2,995,000 during the three months ended July 31, 1998, principally reflecting net income of $460,000, proceeds of approximately $2,350,000 from the issuance of Series E Convertible Preferred Stock and proceeds from the issuance of common stock related to stock option and employee stock plans of $182,000.

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

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                     PART II - OTHER INFORMATION - CONTINUED


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  (1) On May 6, 1998, the Company filed a Form 8-K dated April 30, 1998 reporting the private sale of $3,000,000 of Series E Convertible Preferred Stock.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DATATEC SYSTEMS, INC.
                                                REGISTRANT



Date: September 3, 1998                      By: /S/ JAMES M. CACI
                                                ----------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer