Form 10-Q
period 1998-10-31
DATATEC SYSTEMS INC
filed 1998-12-15
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: OCTOBER 31, 1998

/    /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        COMMISSION FILE NUMBER: 000-20688
                        ---------------------------------

                              DATATEC SYSTEMS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        94-2914253
--------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


20C Commerce Way, Totowa, NJ                             07512-1154
-------------------------------                         -------------------
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

The number of shares of Registrant's Common Stock outstanding on October 31, 1998 was 29,387,981.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 1998


                                      INDEX




PART I:     FINANCIAL INFORMATION

                                                                          Page
            Item 1: Consolidated Financial Statements

                    Balance Sheets at April 30, 1998 and
                    October 31, 1998                                       3

                    Statements of Operations for the three months ended
                    October 31, 1997 and 1998                              4

                    Statements of Operations for the six months ended
                    October 31, 1997 and 1998                              5

                    Statements of Cash Flows for the six months ended
                    October 31, 1997 and 1998                              6

                    Notes to Unaudited Consolidated Financial Statements   7

            Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8


PART II:    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security Holders

            Item 6:     Exhibits and Reports of Form 8-K

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                     OCTOBER 31,
                                                                                                                        1998
                                                                                        APRIL 30, 1998               (UNAUDITED)
                                                                                   --------------------------     ------------------

ASSETS
------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   317,000                       $    127,000
   Accounts receivable, net                                                         18,106,000                         22,342,000
   Inventory                                                                         3,118,000                          3,926,000
   Prepaid expenses and other current assets                                         3,433,000                          4,377,000
   Net assets from discontinued operations                                             501,000                            764,000
                                                                                   -----------                       ------------
               Total current assets                                                 25,475,000                         31,536,000
Property and equipment, net                                                          6,012,000                          5,585,000
Goodwill, net                                                                        3,975,000                          3,757,000
Other Assets                                                                         4,601,000                          4,090,000
                                                                                   ===========                       ============
               Total assets                                                        $40,063,000                        $44,968,000
                                                                                   ===========                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                                           $ 10,759,000                      $ 11,883,000
   Current portion of long-term debt                                                  1,063,000                           987,000
   Accounts payable                                                                   7,085,000                         8,388,000
   Accrued liabilities                                                                3,882,000                         4,193,000
   Other current liabilities                                                          1,214,000                           196,000
                                                                                   ------------                       -----------
               Total current liabilities                                             24,003,000                        25,647,000
                                                                                   ------------                       -----------
Due to related parties                                                                  927,000                           927,000
                                                                                   ------------                       -----------
Long-term debt                                                                        2,415,000                         1,967,000
                                                                                   ------------                       -----------
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                                                           --                                --
   Common stock                                                                          29,000                            29,000
   Additional paid-in capital                                                        26,603,000                        29,303,000
   Accumulated deficit                                                              (13,566,000)                      (12,547,000)
   Cumulative translation adjustment                                                   (348,000)                         (358,000)
                                                                                   ------------                   ---------------
      Total shareholders' equity                                                     12,718,000                        16,427,000
                                                                                   ============                   ===============

       Total liabilities and shareholders' equity                                  $ 40,063,000                      $ 44,968,000
                                                                                   ============                   ===============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                    ----------------------------------------------
                                                               1997                      1998
                                                     -------------------       -------------------


Net sales                                                  $ 19,523,000               $ 25,574,000

Cost of sales                                                12,085,000                 16,538,000
                                                     -------------------       --------------------

Gross profit                                                  7,438,000                  9,036,000

Selling, general and administrative expenses                  6,855,000                  8,005,000
                                                     -------------------       --------------------

Operating income                                                583,000                  1,031,000

Interest expense                                                550,000                    472,000
                                                     -------------------       --------------------
Income before income taxes                                       33,000                    559,000

Provision (benefit) for income taxes                                 --                         --
                                                     ===================       ====================

Net income                                                 $     33,000           $        559,000
                                                     ===================       ====================

 INCOME (LOSS) PER SHARE:
   BASIC                                                            $--                      $0.02
                                                     ===================       ====================
   DILUTED                                                          $--                      $0.02
                                                     ===================       ====================

 WEIGHTED AVERAGE COMMON SHARES - BASIC                      27,959,000                 29,110,000
                                                     ===================       ====================
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                        30,223,000                 29,931,000
                                                     ===================       ====================

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  FOR THE SIX MONTHS ENDED
                                                                           OCTOBER 31,
                                                    -------------------------------------------------
                                                             1997                        1998
                                                     ---------------------       ---------------------


Net sales                                                 $38,124,000                 $50,721,000

Cost of sales                                              23,362,000                  32,690,000
                                                     ---------------------       ---------------------
Gross profit                                               14,762,000                  18,031,000

Selling, general and administrative expenses               13,698,000                  16,047,000
                                                     ---------------------       ---------------------
Operating income                                            1,064,000                   1,984,000

Interest expense                                            1,005,000                     965,000
                                                     ---------------------       ---------------------
 Income before income taxes                                    59,000                   1,019,000

Provision (benefit) for income taxes                               --                          --
                                                     ---------------------       ---------------------

Net income                                             $       59,000                  $1,019,000
                                                     =====================       =====================

 INCOME (LOSS) PER SHARE :
   BASIC                                                          $--                       $0.04
                                                     =====================       =====================
   DILUTED                                                        $--                       $0.03
                                                     =====================       =====================

 WEIGHTED AVERAGE COMMON SHARES - BASIC                    26,804,000                  29,082,000
                                                     =====================       =====================
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                      29,068,000                  30,232,000
                                                     =====================       =====================

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                               OCTOBER 31,
                                                                         -----------------------------------------------
                                                                                1997                       1998
                                                                         -------------------------     -----------------
   CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                               $     59,000                 $ 1,019,000

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                            998,000                   1,527,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                   (2,328,000)                 (4,236,000)

           Increase in inventory                                               (843,000)                   (808,000)

           Increase in prepaid expenses and other assets                     (2,602,000)                   (726,000)

           Decrease (increase) in assets held for sale or disposition         1,109,000                    (287,000)

         Increase in accounts payable, accrued and other liabilities             44,000                     596,000
                                                                         ----------------     ---------------------

       Net cash used in operating activities                                 (3,563,000)                 (2,915,000)
                                                                         ----------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                     (354,000)                   (565,000)
                                                                         ---------------      ---------------------
       Net cash used in investing activities                                   (354,000)                   (565,000)
                                                                         ----------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (payments) borrowings of short-term borrowings                  (10,507,000)                  1,124,000
        Net payments of indebtedness                                           (543,000)                   (524,000)
         Net proceeds from stock/warrant issuances                           14,105,000                   2,700,000
                                                                         ----------------     ---------------------
              Net cash provided by financing activities                       3,055,000                   3,300,000
                                                                         ----------------     ---------------------
              Net effect on foreign currency translation on cash                (18,000)                    (10,000)
                                                                         ----------------     ---------------------
              Net decrease in cash                                             (880,000)                   (190,000)

CASH AT BEGINNING OF PERIOD                                                   1,135,000                     317,000
                                                                         ================     =====================
CASH AT END OF PERIOD                                                      $    255,000           $         127,000
                                                                         ================     =====================

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

       The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1998. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six months ended October 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

(3)    Comprehensive Income

       Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the three and six months ended October 31, 1998, the components of comprehensive income were immaterial. The components of other comprehensive income consists of foreign currency translation adjustments.

(4)    Equity

       In May 1998, the Company issued 300 shares of Series E Convertible Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with this transaction, the Company issued warrants to purchase 165,000 shares of common stock at $6.29. In October 1998, 40 shares of the Series E Convertible Preferred Stock were converted into 195,400 shares of common stock. In November 1998, 110 shares of the Series E Convertible Preferred Stock were converted into 405,600 shares of common stock.

(5)    Earnings per share:

       Basic earnings per share is calculated using the weighted average number of shares outstanding for the three and six months ended October 31, 1997 and 1998. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three and six months ended October 31, 1997 and 1998.

(6)    Supplemental Disclosure of Cash Flows

       Cash paid during the six months ended October 31:

                                       1997                       1998
                                   -----------------      ---------------------
               Interest Paid         $828,000                   $935,000

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 1998

            NET SALES. Net sales for the three and six months ended October 31, 1998 were $25,574,000 and $50,721,000 compared to $19,523,000 and $38,124,000 for the three and six months ended October 31, 1997, respectively, representing an increase of 31% and 33% for the three and six months, respectively. The increase in sales is attributable to an increase in sales to the Company's strategic alliance partners.

            GROSS PROFIT. Gross profits for the three and six months ended October 31, 1998 were $9,036,000 and $18,031,000, respectively, compared to $7,438,000 and $14,762,000 for the three and six months ended October 31, 1997, respectively. Gross profits as a percentage of net sales were 35.3% and 35.6% for the three and six months ended October 31, 1998 compared to 38.1% and 38.7% for the three and six months ended October 31, 1997, respectively. Included in sales and gross margins for the three and six months ended October 31, 1997 was approximately $1.1 million of revenue associated with the license of the Company's proprietary software. Excluding the effects of this software sale, as no such sale occurred during the first six months of fiscal 1999, gross margins for the three and six months ended October 31, 1997 were 34.3% and 36.9%. The Company has undertaken several initiatives to improve its overall margins. These initiatives include further automation of the field force as well as several other initiatives aimed at improving overall operating efficiencies and quality.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended October 31, 1998 were $8,005,000 and $16,047,000, respectively, compared to $6,855,000 and $13,698,000 for the three and six months ended October 31, 1997, respectively. As a percentage of sales, selling, general and administrative expenses were 31.3% and 31.6% for the three and six months ended October 31, 1998, compared to 35.1% and 35.9% for the three and six months ended October 31, 1997. The decrease in selling, general and administrative expense as a percentage of sales demonstrates the Company's ability to leverage its expense base to support increased sales volume.

            INTEREST EXPENSE. Interest expense for the three and six months ended October 31, 1998 was $472,000 and $965,000, respectively, compared to $550,000 and $1,005,000 for the three and six months ended October 31, 1997, respectively.

FINANCIAL POSITION

            During the six months ended October 31, 1998, cash used in operations was $2,916,000 compared to a year-ago cash usage of $3,563,000. The cash used in operations is supporting Company growth in sales and receivables.

            Cash used for investing activities during the first six months of the fiscal year ending April 30, 1999 was $565,000 compared to $354,000 during the first six months of the fiscal year ended April 30, 1998.

            Cash provided by financing activities during the six months ended October 31, 1998 was $3,300,000 compared to $3,055,000 in the year-ago period. Included in the current six-month period were net proceeds of approximately $2,350,000 from the issuance of 300 shares of Series E Convertible Preferred Stock. The net proceeds were used to repay the convertible note issued during March 1998 to the former minority interest shareholder of the Company's subsidiary Computer-Aided Software, Integration, Inc. and for working capital purposes. Also included in the current period were net proceeds of $350,000 from the issuance of common stock related to the exercise of stock options and purchases under the employee stock purchase plan.

            The Company's working capital improved from $1,472,000 at April 30, 1998 to $5,889,000 at October 31, 1998.

            At October 31, 1998, total debt was $14,837,000 compared to $14,237,000 at April 30, 1998.

            Stockholders' equity increased $3,709,000 during the six months ended October 31, 1998, principally reflecting net income of $1,019,000, proceeds of approximately $2,350,000 from the issuance of Series E Convertible Preferred Stock and proceeds from the issuance of common stock related to the exercise of stock options and purchases under the employee stock plan of $350,000.

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

                                                DATATEC SYSTEMS, INC.
                                                     REGISTRANT


December 15, 1998                          By:  /s/ JAMES M. CACI
                                                --------------------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer