Form 10-K/A
period 1998-04-30
DATATEC SYSTEMS INC
filed 1999-02-16
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended APRIL 30, 1998


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________________ to ___________________

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

Securities registered under Section 12(b) of the Exchange Act:
================================================================================
                                              NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS             WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, $.001 par value                 Boston Stock Exchange
--------------------------------------------------------------------------------
Preference Share Purchase Rights              Boston Stock Exchange
================================================================================

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

         The total number of shares of the Registrant's Common Stock outstanding at June 30, 1998 was 29,084,342, exclusive of treasury shares or shares held by subsidiaries of the registrant.

         The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant on August 28, 1998 pursuant to Regulation 14A.

                                EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-K/A (this "Amendment") is being filed in order to amend Items 6, 7 and 8 of Part II and Item 14 of Part IV of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 1998, as previously amended on September 1, 1998.

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

            During fiscal 1999, the Company received a letter from the staff of the Securities and Exchange Commission ("the Staff") commenting on its recent reviews of the Company's Form 10-K for the years ended April 30, 1998 and 1997 and the Form 10-Q for the quarter ended July 31, 1998. The Staff provided comments on certain issues including the valuation of (1) convertible preferred stock and convertible debt with warrants, both with beneficial conversion features, issued in fiscal 1997 and (2) assets associated with a barter transaction the Company executed in fiscal 1998. These items do not effect cash or cash flow nor do they negatively affect the Company's current or future operations. The comments related to the barter transaction involved assets associated with the Company's discontinued operations and not those associated with current operations. In addition, when the bartered assets are realized under the Staff's position, they will benefit the Company's fiscal 1999 and future operating results. Accordingly, and although the Company believes that its original positions were appropriate at the date of the transactions, management has decided to adopt the alternative positions provided by the Staff and to amend its 1998 and 1997 reports (see Note 18 of Notes to Consolidated Financial Statements).

            The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.


                                   YEAR ENDED    FOUR MONTHS ENDED                                     YEAR ENDED
                                  DECEMBER 31,        APRIL 30,                                          APRIL 30,
                                 --------------  --------------------------  -------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:         1993           1993       1994         1995          1996               1997           1998
                                 --------------  ------------- ----------  ------------  ---------------    ---------   ------------

Net sales                         $  50,629      $  13,795    $16,332     $  55,876     $   59,169        $  59,481      $   76,804
Operating income                     13,244          2,299      1,191         3,204         (4,248)           1,538             517
Net income (loss) from
  continuing                         12,316          2,040      1,081         2,596         (5,149)             127         (1,218)
operations
Discontinued operations             (6,491)        (1,700)     (2,600)       (4,989)        (8,046)         (5,662)         (2,768)
Extraordinary item                       --            --          --            --           (223)(a)          --              --
Net income (loss)                 $   5,825     $      340   $ (1,519)     $ (2,393)      $(13,418)       $ (5,535) (b)  $  (3,986)
                                 ===========  ============= =========  ============       ========        ========       ==========


Income (loss) per share - Basic:
  Income (loss) from continuing                                           $       .16    $    (.28)    $   (.09)(b)    $    (.05)
operations
  Discontinued operations                                                        (.31)        (.44)          (.27)          (.10)
  Extraordinary item                                                               --         (.01)            --             --
                                                                          ============     ========    ============    =========
Net loss per share                                                        $      (.15)    $   (.73)   $   (.36)(b)    $    (.15)
                                                                          ===============  ========    ============    ==========

Income (loss) per share - Diluted:
  Income (loss) from continuing                                           $       .14    $    (.28)   $     (.09)     $    (.05)
operations
  Discontinued operations                                                        (.27)        (.44)         (.27)          (.10)
  Extraordinary item                                                               --         (.01)           --             --
                                                                          -----------      ---------   ------------   --------------
Net loss per share                                                        $      (.13)    $   (.73)  $      (.36)     $   (.15)
                                                                          ===========      =========   ============   ==============

Average common and common equivalent
shares - Basic                                                             16,181,000     18,354,000  21,151,000         26,451,000
                                                                          ===========     ==========  ==========      =============

Average common and common equivalent
shares - Diluted                                                           17,981,000     18,354,000  21,151,000         26,451,000
                                                                           ==========     ==========  ==========      =============

(a) Write off of unamortized deferred financing fees as a result of the early extinguishment of debt. (b) The net loss applicable to common shareholders has been increased by $2,128,000, representing the non-cash accretion of the discount on convertible preferred securities.


                                                                  DECEMBER 31,                                      APRIL 30,
                                                                                                               --------     --------
                                                     1993        1993        1994        1995         1996         1997         1998
                                                 --------    --------    --------    --------     --------     --------     --------
BALANCE SHEET DATA:

Working capital (deficiency)                     $  5,447    $  1,442    $    444    $   (585)    $ (7,664)    $ (2,957)    $  1,022
Total assets                                       13,877      13,103      17,665      22,334       23,494       27,804       37,813
Long-term debt                                      1,057       2,170       2,509       3,642        2,338        4,751        2,415
Total shareholders'
  Equity (deficit)                                  6,893       1,761       4,768       1,967       (3,706)      (1,750)      10,468


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

         Over the course of fiscal 1995 and early fiscal 1996, the Company continued to encounter, and was greatly impacted by, the trend of declining profitability in data communications equipment sales. As a result, the Company decided to accelerate the process of transitioning from the business of distributing data communications equipment to its current business of providing deployment services. In April 1996, the Company acquired Computer-Aided Software Integration, Inc. ("CASI"), the developer of the Integrator's Workbench - a suite of software tools to aid in the automation of configuration and integration. In July 1996, the Company acquired HH Communications, Inc. ("HH"), a systems integrator with an expertise in routing technologies. In October 1996, the Company acquired Datatec Industries, Inc., a systems integrator with a focus on installation services.

         Since the acquisition of Datatec Industries, Inc. in October 1996, the Company has transitioned its business to providing rapid deployment services. In June 1997, the Company discontinued its data communications equipment distribution business.

         The Company's current business represents a substantial change from the Company's historical line of business. Consequently, the Company's historical results of operations do not reflect combined operations relating to its current business for a significant period of time and such results may not be indicative of the Company's future results of operations.

         The Company's deployment services are generally provided at a fixed contract price pursuant to purchase orders or other written agreements with its customers. Although certain traditional customers of Datatec Industries, Inc. continue to order services through oral agreements, the Company is in the process of changing its procedure to assure that in the future, where possible, all services will be provided under written agreements or purchase orders.

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

            As  of  April  30,  1998,   the  Company  has  net  operating   loss
carryforwards for Federal tax purposes of approximately $13 million. United States tax rules limit the amount of net operating loss that companies may utilize in any one year in the event of cumulative changes in ownership over a three year period in excess of 50%. The Company has completed several financings since the effective date of these rules and does not believe that its ability to utilize its net operating loss carryforwards is limited as of April 30, 1998, although ownership changes in future periods may pose limitations of the Company's use of net operating loss carryforwards. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service.

            The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The Signatel, HH and Datatec Industries, Inc. acquisitions have been accounted for as pooling of interests and the financial information for all periods represents the combined results of all companies. The acquisition of CASI was accounted for as a purchase and the operations of CASI have been included from the date of acquisition. In addition, the Company decided to discontinue its business of distributing data communications equipment in June 1997. As a result of the Company's discontinuance of this business, all financial information has been restated to reflect such operations as discontinued in all periods presented.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1998 AND 1997

         NET SALES. Net sales for the year ended April 30, 1998 were $76.8 million compared to $59.5 million for the year ended April 30, 1997, representing an increase of 29.1%. The increase is the result of increased demand for the Company's deployment services.

         GROSS PROFIT. Gross profit for the year ended April 30, 1998 was $29.6 million compared to $22.3 million for the year ended April 30, 1997. Gross profit as a percentage of net sales was 38.5% for the year ended April 30, 1998 compared to 37.5% for the year ended April 30, 1997. Gross profit for 1998 was not impacted by tight liquidity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended April 30, 1998 were $29.1 million compared to $20.8 million for the year ended April 30, 1997, representing an increase of 39.9%. As a percentage of net sales, selling, general and administrative expenses represented 37.9% for the year ended April 30, 1998 and 34.8% for the year ended April 30, 1997. The increase in selling, general and administrative expenses is the result of the Company's continued investment in supporting its ability to sell and deliver software enabled rapid deployment services. The Company's expense structure enables it to provide nationwide deployment capabilities to its clients and believes that it is now capable of supporting significantly higher sales volumes without proportionate cost increases.

         REVERSAL OF RESERVES NO LONGER DEEMED NECESSARY. During the year ended April 30, 1998, the Company, as a result of assessing its previous history related to sales tax audit adjustments, reversed approximately $1,200,000 of sales tax reserves it no longer deemed necessary.

         OTHER INCOME. Other income for the year ended April 30, 1997 was primarily related to gains realized from the sales of certain fixed assets. There were no such gains realized during the year ended April 30, 1998.

         INTEREST EXPENSE. Interest expense for the year ended April 30, 1998 was $2.1 million, compared to $1.7 million for the year ended April 30, 1997. The weighted average outstanding debt for the year ended April 30, 1998 was $14.5 million compared to $12.8 million for year ended April 30, 1997. For the year ended April 30, 1998 interest expense of $201,000 related to the amortization of deferred financing fees associated with the Company's credit facility. Non-cash interest expense of $575,000 and $250,000 was recognized in 1997 and 1998, respectively, related to the accretion of the discount on certain debt securities.

            INCOME TAXES. The income tax benefit of $400,000 in 1998 relates to the Company's ability to sell its state income tax net operating loss carryforwards as a result of recent changes in the New Jersey tax law. The Company has provided a tax benefit as a result of its review of the new tax law and its expected ability to realize the benefits of such state net operating loss carryforwards.

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1997 AND 1996

         NET SALES. Net sales for the year ended April 30, 1997 were $59.5 million compared to $59.2 million for the year ended April 30, 1996, representing an increase of approximately 0.5%. During the year, the Company acquired two businesses, and discontinued its data communications equipment business at year-end. These changes had a negative impact on sales during the period.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended April 30, 1997 were $20.8 million compared to $29.2 million for the year ended April 30, 1996, representing 34.9% and 49.4% of net sales, respectively. Included in the year ended April 30, 1996 is a restructuring charge of $6.8 million recorded by Datatec Industries, Inc. In April 1995, Datatec Industries, Inc. began an expansion plan which included the addition of a marketing group, additional salespeople, equipment and several new facilities including a new headquarters. In April 1996, Datatec Industries realized the expansion plan was overaggressive and began taking corrective actions. Datatec Industries relocated its headquarters facility to smaller, less expensive offices, and sold certain furniture and fixtures associated with the old headquarters facility.

         OTHER INCOME. Other income for the year ended April 30, 1997 is primarily related to gains realized from the sales of certain fixed assets.

         INTEREST EXPENSE. Interest expense for the year ended April 30, 1997 was $1.7 million compared to $938,000 for the year ended April 30, 1996, representing an increase of 23.1%. This increase was attributed to a write-off and amortization of defined financing fees associated with the Company's credit facility that was replaced on March 1, 1997, as well as a 0.25% increase in interest rates and the accretion of $575,000 of discount of non-cash interest expense attributed to certain debt securities.

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

         GROSS PROFIT. Gross profits for the year ended April 30, 1996 were $25.0 million compared to $23.3 million for the year ended April 30, 1995. Gross profit as a percentage of net sales was 42.2 % for 1996 and 41.6% for 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended April 30, 1996 were $29.2 million compared to $20.1 million for the year ended April 30, 1995, representing 49.4% and 39.5% of net sales, respectively. The Company began an expansion program in late 1995 and incurred a substantial portion of the additional costs of such expansion during fiscal 1996. During April 1996, the Company realized the expansion plan was overaggressive and took action to restructure its business. Included in the year ended April 30, 1996 are $6.8 million of restructuring charges. These restructuring charges included projected cash outflows for personnel severance and facilities consolidation as well as write-downs of certain of the Company's long-lived assets.

         INTEREST EXPENSE. Interest expense for the year ended April 30, 1996 was $938,000 compared to $495,000 for the year ended April 30, 1995, representing an increase of 89.5%. This increase was due to a significant increase in the average borrowings outstanding to fund increases in receivables and inventory.

         INCOME TAXES. The Company reported an income tax benefit of $37,000 for the year ended April 30, 1996 compared to an income tax provision of $112,000 for the year ended April 30, 1995. The benefit resulted from a benefit reported by the Company's subsidiary, Signatel. The income tax provision represents a state income tax provision for Datatec Industries, Inc. During the year ended April 30, 1995, Datatec Industries, Inc. was taxed as a Subchapter "S" corporation and provided for state income taxes in those states that did not recognize Subchapter "S" status.

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

         During 1998, cash used by operations was $8.6 million compared to 1997 cash usage of $11.2 million. A significant use of cash resulted from a $6.8 million increase in accounts receivable.

         Cash used for investing activities during 1998 was $3.1 million compared to $1.3 million in 1997. The Company used $2.4 million for capital expenditures, primarily computer equipment. During the year the Company significantly upgraded its internal computing and communications environment. The Company also used approximately $.7 million to acquire the remaining 20% of Computer-Aided Software Integration, Inc. In addition to the cash paid, the Company entered into a note payable for approximately $1.8 million.

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

         As of April 30, 1998, the Company had working capital of $1.0 million compared to a working capital deficiency of $3.0 million at April 30, 1997. The improvement in working capital is attributable to the above mentioned equity offering and loans.

         Accounts receivable as of April 30, 1998 increased 60.3% as compared to April 30, 1997. This was primarily attributed to a 45% increase in net sales for the quarter ended April 30, 1998 compared to the quarter ended April 30, 1997, in addition to some slowness in payments and collections during fiscal 1998.

         Prepaid expenses and other current assets increased from $1,446,000 as of April 30, 1997 compared to $2,983,000 as of April 30, 1998. The increases were primarily attributed to an additional $842,000 of capitalized precontract costs and approximately $301,000 of deferred financing costs for certain private placements which were completed subsequent to year end.

         As of April 30, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $13 million to offset future taxable income. Such net operating loss carryforwards expire at various dates through 2013.

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

         Based on a recent assessment of its internal computer systems, the Company determined that it will be required to modify or replace portions of its internal software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of upgrading its existing systems. It is anticipated that this upgrade will be completed during the Company's fiscal year ending April 30, 1999. If such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost of the program is being funded through operating cash flows. The total cost associated with the required modifications and conversions is estimated to be $1,250,000.

INFLATION

         In the opinion of management, inflation has not had a material adverse effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
Report of Independent Public Accountants . . . . . . . . . . . . . . .. .  12
Consolidated Balance Sheets as of April 30, 1997 and 1998 . . . . . . . .  13
Consolidated Statements of Operations for the years ended April 30, 1996,
  1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for the years ended April 30, 1996, 1997 and 1998 . . . . . . . . . . .  15
Consolidated Statements of Cash Flows for the years ended
 April 30, 1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . .  16
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 17


                                    SCHEDULES

Schedule II -           Valuation and Qualifying Accounts . . . . . . . . 38

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Datatec Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datatec Systems, Inc. (a Delaware corporation) and subsidiaries (formerly Glasgal Communications, Inc.) as of April 30, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1998 (as revised - see Note 18). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 18 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for its convertible debt with warrants and convertible preferred securities having beneficial conversion features.

                                                  /s/ ARTHUR ANDERSEN LLP
                                                  -----------------------
Roseland, New Jersey                               ARTHUR ANDERSEN LLP
July 27, 1998 (except with respect to the matter
               discussed in Note 18 as to which
               the date is February 2, 1999)
x                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                APRIL 30,
                                                                                                       1997                  1998
                                                                                                       ----                  ----
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents (Note 1)                                                             $  1,135,000         $    317,000
   Accounts receivable, less allowances for doubtful
   accounts of $520,000 and $305,000, respectively,
   in 1997 and 1998                                                                                 11,289,000           18,106,000

   Inventory (Note 1)                                                                                2,134,000            3,118,000
   Prepaid expenses and other current
      assets (Note 1)                                                                                1,446,000            2,983,000
   Net assets from discontinued operations (Note 5)
                                                                                                     4,816,000              501,000

               Total current assets                                                                 20,820,000           25,025,000

Property and equipment, net
   (Notes 1, 4 and 7)                                                                                3,634,000            6,012,000

Goodwill, net (Notes 1 & 2)                                                                          1,680,000            3,975,000

Other assets  (Notes 1 & 9 )                                                                         1,670,000            2,801,000

               Total assets                                                                       $ 27,804,000         $ 37,813,000
                                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Short-term borrowings (Note 6)                                                                 $ 11,675,000         $ 10,759,000
   Current portion of long-term
      debt (Note 7)                                                                                    850,000            1,063,000
   Accounts payable                                                                                  5,415,000            7,085,000
   Accrued liabilities                                                                               5,331,000            3,882,000
   Other current liabilities                                                                           506,000            1,214,000
                                                                                                  ------------         ------------

               Total current liabilities                                                            23,777,000           24,003,000
                                                                                                  ------------         ------------

Due to related parties (Note 10)                                                                     1,026,000              927,000

Long-term debt (Note 7)                                                                              4,751,000            2,415,000

Commitments and contingencies (Note 12)

Shareholders' equity (deficit) (Notes 1, 8 & 15):

   Preferred stock, $.001 par value (4,000,000 shares
   authorized, no shares issued and outstanding)                                                          --                   --

   Common  stock, $.001 par value (authorized
    75,000,000 shares;  issued and
     outstanding 23,661,000 and 29,007,000 shares
     as of April 30, 1997 and 1998,
     respectively)  (Notes 8, 15 and 16)                                                                24,000               29,000
   Additional paid-in capital                                                                       13,294,000           29,556,000
   Accumulated deficit                                                                             (14,783,000)         (18,769,000)
   Cumulative translation adjustment                                                                  (285,000)            (348,000)
      Total shareholders' equity (deficit)                                                          (1,750,000)          10,468,000

       Total liabilities and shareholders' equity (deficit)                                       $ 27,804,000         $ 37,813,000
                                                                                                  ============         ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           FOR THE YEARS ENDED
                                                                                APRIL 30,
                                                 ------------------------------------------------------------------------
                                                          1996                     1997                     1998
                                                  ----------------------    --------------------    ---------------------

Net sales (Note 1)                                       $   59,169,000          $   59,481,000              $76,804,000

Cost of sales                                                34,217,000              37,159,000               47,208,000
                                                  ----------------------    --------------------    ---------------------

Gross profit                                                 24,952,000              22,322,000               29,596,000

Selling, general and administrative expenses
 (Notes 12 & 14)                                             29,200,000              20,784,000               30,279,000
Reversal of reserves no longer deemed
 necessary (Note 1)                                                  --                      --              (1,200,000)
                                                  ----------------------    --------------------    ---------------------

Operating  income                                           (4,248,000)               1,538,000                  517,000

Other income                                                        --                  430,000                       --

Interest expense (Notes 5 and 6)                              (938,000)             (1,730,000)              (2,135,000)
                                                  ----------------------    --------------------    ---------------------
 Income (loss) before provision (benefit) for
  income taxes                                              (5,186,000)                 238,000              (1,618,000)
Provision (benefit) for income taxes (Notes 1&
9)                                                             (37,000)                 111,000
                                                                                                               (400,000)
                                                  ----------------------    --------------------    ---------------------
Income (loss) from continuing operations                    (5,149,000)                 127,000              (1,218,000)
Discontinued operations (Note 5):
  Loss from operations                                      (5,762,000)             (4,709,000)              (2,768,000)
  Provision for future losses                               (2,284,000)               (953,000)                      --
                                                  ----------------------    --------------------    ---------------------
Loss before extraordinary item                             (13,195,000)             (5,535,000)              (3,986,000)
Extraordinary item                                            (223,000)                     --                       --
                                                  ======================    ====================    =====================
Net loss                                                $  (13,418,000)        $    (5,535,000)          $   (3,986,000)
                                                  ======================    ====================    =====================

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
  (Note 3):
  Income (loss) from continuing operations              $         (.28)        $          (.09)          $         (.05)
  Discontinued operations                                         (.44)                   (.27)                    (.10)
  Extraordinary item                                              (.01)                     --                        --
                                                  ======================    ====================    =====================
NET LOSS PER SHARE - BASIC AND DILUTED
                                                        $         (.73)        $          (.36)          $         (.15)
                                                  ======================    ====================    =====================

 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - BASIC AND DILUTED                              18,354,000              21,151,000               26,451,000
                                                  ======================    ====================    =====================

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                              Datatec Systems, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 8)


                                                                           Preferred Stock                    Common Stock
                                                                                                                 Issued
                                                                     Shares           Dollars            Shares           Dollars
                                                                  --------------   ---------------  -----------------  -------------

Balance at April 30, 1995                                                   -      $          -        15,799,000      $           -

  Distributions to S Corporation Shareholders
  Private placement offering of common stock and
      warrants and bridge financing (Note 8)                                                              443,000
  Public offering of common stock
      and warrants (Note 8)                                                                             3,566,000
  Acquisition and cancellation of
      common stock                                                                                        (13,000)
  Common stock issued for options exercised                                                               189,000
  Change in par value of common stock (Note 5)                                                                                20,000
  Private placement offering of common stock (Note 2)                                                     313,000                  -
  Stock issued for business acquisition (Note 2)                                                           44,000                  -
  Net loss
  Effect of exchange rate changes

                                                                  --------------   ---------------  -----------------  -------------
Balance at April 30,1996                                                    -      $          -        20,341,000      $      20,000

  Distributions to S Corporation Shareholders
  Issuance of preferred stock (Note 8)                                350,000
  Amount allocated to warrant and beneficial
     conversion feature on convertible debt
     and equity securities (Note 8)                                         -                 -                 -                  -
  Conversion of preferred stock into common
     stock (Note 8)                                                  (350,000)                          2,500,000              3,000
  Exercise of warrants and options                                                                        649,000              1,000
  Conversion of accounts payable into
     common stock (Note 8)                                                                                171,000
  Conversion from S corporation status
     to C corporation
  Net loss
  Effect of exchange rates changes
                                                                  --------------   ---------------  -----------------  -------------
Balance at April 30, 1997                                                   -                 -        23,661,000             24,000
  Exercise of warrants and options                                                                      3,860,000              4,000
  Private placement offering of common stock                                                              855,000              1,000
  Conversion of long-term debt into common stock                                                          631,000
  Net loss
  Effect of exchange rates changes
                                                                  --------------   ---------------  -----------------  -------------
Balance at April 30, 1998                                                   -      $          -        29,007,000        $    29,000
                                                                  ==============   ===============  =================  =============


                                                                     Additional           Additional              Retained
                                                                    Paid-in capital     Paid-in capital           Earnings
                                                                     Preferred              Common               (Deficit)
                                                                   ---------------    --------------------   -------------------

Balance at April 30, 1995                                          $          -         $     2,974,000          $ (1,006,000)

  Distributions to S Corporation Shareholders                                                                        (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 8)                                                    579,000
  Public offering of common stock
      and warrants (Note 8)                                                                   6,535,000               (50,000)
  Acquisition and cancellation of
      common stock                                                                              (27,000)
  Common stock issued for options exercised                                                     123,000
  Change in par value of common stock (Note 5)                                                  (20,000)
  Private placement offering of common stock (Note 2)                                         1,207,000
  Stock issued for business acquisition (Note 2)                                                291,000
  Net loss                                                                                                        (13,418,000)
  Effect of exchange rate changes

                                                                   ---------------    --------------------   -------------------
Balance at April 30,1996                                           $          -              11,662,000           (15,141,000)

  Distributions to S Corporation Shareholders                                                                        (837,000)
  Issuance of preferred stock (Note 8)                                6,562,000
  Amount allocated to warrant and beneficial
     conversion feature on convertible debt
     and equity securities (Note 8)                                   2,128,000                 825,000            (2,128,000)
  Conversion of preferred stock into common
     stock (Note 8)                                                  (8,690,000)              8,687,000
  Exercise of warrants and options                                                              429,000
  Conversion of accounts payable into
     common stock (Note 8)                                                                      549,000
  Conversion from S corporation status
     to C corporation                                                                        (8,858,000)            8,858,000
  Net loss                                                                                                         (5,535,000)
  Effect of exchange rates changes
                                                                   ---------------    --------------------   -------------------
Balance at April 30, 1997                                                     -              13,294,000           (14,783,000)
  Exercise of warrants and options                                                           11,021,000
  Private placement offering of common stock                                                  3,079,000
  Conversion of long-term debt into common stock                                              2,162,000
  Net loss                                                                                                           (3,986,000)
  Effect of exchange rates changes
                                                                   ---------------    --------------------   -------------------
Balance at April 30, 1998                                          $           -           $ 29,556,000         $ (18,769,000)
                                                                   ===============    ====================   ===================

                                                                     Cumulative               Total
                                                                     Translation          Shareholders'
                                                                     Adjustment              Equity
                                                                   ----------------    --------------------

Balance at April 30, 1995                                              $ (98,000)            $ 1,870,000
  Distributions to S Corporation Shareholders                                                   (667,000)
  Private placement offering of common stock and
      warrants and bridge financing (Note 8)                                                     579,000
  Public offering of common stock
      and warrants (Note 8)                                                                    6,485,000
  Acquisition and cancellation of
      common stock                                                                               (27,000)
  Common stock issued for options exercised                                                      123,000
  Change in par value of common stock (Note 5)                                                         -
  Private placement offering of common stock (Note 2)                                          1,207,000
  Stock issued for business acquisition (Note 2)                                                 291,000
  Net loss                                                                                   (13,418,000)
  Effect of exchange rate changes                                       (149,000)               (149,000)

                                                                   ----------------    --------------------
Balance at April 30,1996                                                (247,000)             (3,706,000)

  Distributions to S Corporation Shareholders                                                   (837,000)
  Issuance of preferred stock (Note 8)                                                         6,562,000
  Amount allocated to warrant and beneficial
     conversion feature on convertible debt
     and equity securities (Note 8)                                            -                 825,000
  Conversion of preferred stock into common
     stock (Note 8)                                                                                    -
  Exercise of warrants and options                                                               430,000
  Conversion of accounts payable into
     common stock (Note 8)                                                                       549,000
  Conversion from S corporation status
     to C corporation
  Net loss                                                                                    (5,535,000)
  Effect of exchange rates changes                                       (38,000)                (38,000)
                                                                   ----------------    --------------------
Balance at April 30, 1997                                               (285,000)             (1,750,000)
  Exercise of warrants and options                                                            11,025,000
  Private placement offering of common stock                                                   3,080,000
  Conversion of long-term debt into common stock                                               2,162,000
  Net loss                                                                                    (3,986,000)
  Effect of exchange rates changes                                       (63,000)                (63,000)
                                                                   ----------------    --------------------
Balance at April 30, 1998                                             $ (348,000)           $ 10,468,000
                                                                   ================    ====================

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          FOR THE YEARS ENDED APRIL 30,
                                                                    ----------------------------------------------------------
                                                                           1996                  1997                  1998

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $(13,418,000)          $(5,535,000)           $(3,986,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities--
      Depreciation and amortization                                          1,114,000              1,200,000             2,090,000
      Extraordinary item                                                       223,000                    ---                   --
      Accretion of debt discount                                                    --                575,000               250,000
      Changes in operating assets and liabilities net of
       effects from
       purchase of CASI
         (Increase) decrease in accounts
         receivable, net                                                     1,860,000             (3,819,000)           (6,817,000)
         (Increase) decrease in inventory                                     (378,000)             1,104,000              (984,000)
         (Increase) decrease in prepaid expenses and
              other assets                                                   2,044,000               (940,000)             (537,000)
         (Increase) decrease in net assets from
               discontinued operations                                        (777,000)            (1,590,000)              327,000
         Increase (decrease) in accounts payable,
          accrued liabilities and other                                      3,661,000             (2,169,000)            1,093,000
                                                                         -------------            -----------           -----------
         Net cash used in operating activities                              (5,671,000)           (11,174,000)           (8,564,000)
                                                                           -------------            -----------           ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                   (725,000)            (1,349,000)           (2,404,000)
   Net cash used for CASI acquisition                                         (705,000)                  ----              (670,000)
   Advances to CASI                                                         (1,135,000)                  ----                    --
                                                                           -------------            -----------           ----------
         Net cash used in investing activities                              (2,565,000)            (1,349,000)           (3,074,000)
                                                                           -------------            -----------           ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   7,861,000              3,338,000            (2,749,000)
    Net proceeds (payments) of  indebtedness                                (5,103,000)               958,000              (374,000)
    Net proceeds from common stock/warrant issuances                         8,248,000              6,992,000            14,105,000
    Net proceeds from related parties                                               --              1,026,000               (99,000)
    Distributions to shareholders                                             (667,000)              (837,000)                    -
                                                                         -------------            -----------         -------------

           Net cash provided by financing activities                        10,339,000             11,477,000            10,883,000
                                                                         -------------            -----------        --------------

            Net effect of foreign currency translation on cash                (149,000)               (38,000)              (63,000)
            Net increase (decrease) in cash                                  1,954,000             (1,084,000)             (818,000)

 CASH AT BEGINNING OF PERIOD                                                   265,000              2,219,000             1,135,000
                                                                         -------------            -----------        --------------
 CASH AT END OF PERIOD                                                    $  2,219,000           $  1,135,000            $  317,000
                                                                         =============            ===========        ==============

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)         BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

            Business--

               Datatec Systems,  Inc. (formerly Glasgal  Communications,  Inc.),
                  (the "Company"), and its subsidiaries are in the business of providing software-enabled technical configuration, integra-tion and installation services (see Note 5).

            Basis of Presentation--

              The consolidated  financial statements include the accounts of the
                  Company and its subsidiaries. These consolidated financial statements include, for all periods presented, the accounts of
                  all companies  acquired under   the   pooling  of   interests
                  method of accounting and its wholly owned subsidiaries (see Note 2). All intercompany accounts and transactions have been eliminated.

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

              Revenue Recognition--

               Revenues  from   configuration,   integration  and   installation
                  services are recognized as the services are provided. The Company recognizes revenue utilizing percentage of completion accounting for long-term contracts. Short-term contracts utilize completed contract accounting. Revisions in estimated profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are
                  made   currently  for   anticipated   losses  on   uncompleted
                  contracts.

               From time to time the  Company may enter into  contracts  to sell software. Revenue from such contracts are recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition".

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

              Capitalized Software Costs--

               The Company  capitalizes   certain   computer   software   costs,
                  primarily product enhancements, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". These costs are amortized utilizing the straight-line method over the economic lives of the related software products, not to exceed three years. Approximately $300,000 and $780,000 of capitalized software costs are included in other assets in the accompanying consolidated financial statements as of April 30, 1997 and 1998, respectively. Amortization expense of capitalized software costs for the year ended April 30, 1996, 1997 and 1998 was $0, $0 and $118,000, respectively.

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

             Impact of Recently Announced Accounting Standards--

               During 1998, Statement of Position No. 98-1,  "Accounting for the
                  Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) was issued. SOP 98-1 is required to be adopted during the Company's April 30, 2000 fiscal year. The Company does not anticipate that the adoption of this SOP will have a material effect on its operations.

             Reclassifications--

               Certain prior year amounts have been  reclassified  to conform to the current year financial statement presentation.

(2)         MERGERS AND ACQUISITIONS:

            Computer-Aided Software Integration, Inc.--

               On April 24, 1996,  the Company  acquired 80% of the common stock of Computer-Aided Software Integration, Inc. (CASI), a company that develops and licenses software products, in exchange for $705,000, including expenses, and 44,260 shares of common stock of the Company valued at $6.57 per share based on the average trading price of the Company's common stock for several days before and after the date of the acquisition agreement. The acquisition was accounted for as a purchase.

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

               Presented below are the individual entity and combined  financial information, after giving effect to classifying certain segments of the Company's business as discontinued operations.


                                                                   GLASGAL               HH             DATATEC          COMBINED
                                                              -------------------------------------- -------------------------------

For the year ended April 30, 1996

Net Sales                                                     $  5,055,000       $       --         $ 54,114,000       $ 59,169,000
Income (loss) from Continuing Operations                         2,298,000               --           (7,447,000)        (5,149,000)
Loss from Discontinued Operations                               (3,255,000)          (289,000)        (4,502,000)        (8,046,000)
Extraordinary loss                                                (223,000)              --                 --             (223,000)
Net loss                                                        (1,180,000)          (289,000)       (11,949,000)       (13,418,000)

For the year ended April 30, 1997

Net Sales                                                     $  4,835,000       $       --         $ 54,646,000       $ 59,481,000
Income (loss) from Continuing Operations                          (301,000)              --              428,000            127,000

Loss from Discontinued Operations                               (5,267,000)          (395,000)                --         (5,662,000)

Net income (loss)                                               (5,568,000)          (395,000)           428,000         (5,535,000)

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

               In accordance with SFAS 128, the following  table  reconciles net loss and share amounts used to calculate basic and diluted earnings per share:


                                                               1996                      1997                      1998
                                                           ------------------     --------------------      --------------------
        NUMERATOR:
        Basic & Diluted-
          Income (loss) from continuing operations              ($5,149,000)             $  127,000                ($1,218,000)
          Less: preferred dividends (Note 8)                             --              (2,128,000)                        --
                                                           ------------------     --------------------      --------------------
          Loss available for common shareholders                 (5,149,000)             (2,001,000)               (1,218,000)
          Discontinued operations                                (8,046,000)             (5,662,000)               (2,768,000)
          Extraordinary item                                       (223,000)                     --                         --
                                                           ------------------     --------------------      --------------------

        Net loss - Basic and Diluted                           ($13,418,000)             ($7,663,000)              ($3,986,000)
                                                           ==================     ====================      ====================

        DENOMINATOR:
          Weighted average number of common
             shares outstanding - Basic                           18,354,000               21,151,000                26,451,000
          Incremental shares from assumed
             conversions of options and debt                              --                       --                        --

                                                           ------------------     --------------------
                                                                                                            ====================
          Weighted average number of common shares
             and common share equivalents- Diluted                18,354,000               21,151,000                26,451,000
                                                           ==================     ====================      ====================


        Earnings per share - Basic and Diluted:
          Income (loss) from continuing operations                   ($0.28)                  ($0.09)                   ($0.05)
          Discontinued operations                                     (0.44)                   (0.27)                    (0.10)
          Extraordinary item                                          (0.01)                       --                        --
                                                           ------------------     --------------------      --------------------

          Net loss                                                   ($0.73)                  ($0.36)                   ($0.15)
                                                           ==================     ====================      ====================

               In 1996, 1997 and 1998,  approximately  2,661,000,  2,406,000 and
                  4,339,000, respectively, of outstanding options and warrants have been excluded from the computation of diluted EPS as their inclusion would have been antidilutive for those periods.

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

(4)          PROPERTY AND EQUIPMENT:

               The following is a summary of property and equipment--

                                                                  APRIL 30,
                                                         1997                   1998
Equipment                                                 $977,000              $1,955,000
Computer equipment                                       3,158,000               4,661,000
Furniture, fixtures and leasehold improvements           2,444,000               4,135,000
                                                       -----------           -------------
                                                         6,579,000              10,751,000
Less--Accumulated depreciation and amortization          2,945,000               4,739,000
   Property and equipment, net                         $ 3,634,000            $  6,012,000
                                                      ===========             ============

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

               After several months of assimilating the Datatec Industries, Inc.
                  acquisition and repositioning its services, the Company, in June 1997, with the concurrence of its Board of Directors, discontinued its data communications equipment distribution business. The Company is no longer a distributor of data communications equipment and during the winding down of this business, will only honor its existing commitments. Accordingly, as of April 30, 1996, 1997 and 1998, the Company has reflected this business as a discontinued operation in the accompanying consolidated statements of operations. The winding down of the business is expected to be completed in fiscal 1999.

               Revenues from such operations were  $43,033,000,  $35,178,000 and
                  $3,386,000 for the years ended April 30, 1996,  1997 and 1998, respectively. Operating expenses, including cost of sales, excluding reserves for discontinued operations, were $48,795,000, $39,887,000 and $3,904,000 for the years ended
                  April 30, 1996, 1997 and 1998, respectively. Included in net assets from discontinued operations as of April 30, 1998 is a 10-year mortgage agreement with a bank, with an outstanding balance as of April 30, 1998 of $974,000, and an interest rate of 8.05% per annum. Beginning in the year 2002, the interest rate is subject to adjustment, as defined.

               The net loss  of  this   business   during  1998,  in  excess  of
                  provisions for future losses recorded in 1997, was $2,768,000 and is reflected as loss from discontinued operations. Included in this amount is approximately $2,250,000 relating to the writedown of accounts receivable and inventories, which were exchanged for barter credits. Although no value has been recorded related to the barter credits, the Company expects that this amount will result in a reduction of certain operating costs over the five-year barter agreement.

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

(7)         LONG-TERM DEBT:

            Long-term debt consists of the following:

                                                  April 30,
                            ----------------------------------------------
                                    1997                          1998
                            ----------------     -------------------------

   New Jersey EDA Note (a)      $   680,000                 $    570,000
   Term note (b)                  2,000,000                    1,620,000
   Convertible notes (c)          1,750,000                           --
   Capital leases                 1,171,000                    1,288,000
                            ----------------     ------------------------
           Total debt             5,601,000                    3,478,000
   Less - current maturities      (850,000)                  (1,063,000)
                            ---------------      ------------------------
  Long-term debt, net of
      current maturities          4,751,000                   $2,415,000
                            ================      ======================


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

               (c)In February  1997,  the Company  issued  convertible  notes of
                  $2,000,000. In connection with these notes, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $5.25 per share, the fair market value on the date of issuance. These notes are convertible at 80% of the market price on the date of conversion. Approximately $825,000 was allocated to paid-in-capital attributable to the warrants and the beneficial conversion feature of the convertible debt. The debt was subsequently accreted to face value by a non-cash charge to interest expense of $575,000 in 1997 and $250,000 in 1998. During fiscal 1998, the entire principal amount of the notes and accrued interest were converted into an aggregate of approximately 631,000 shares of common stock.

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

 (8)        SHAREHOLDERS' EQUITY:

            Public Offering--

               On May 8, 1995, the Company  consummated a bridge  financing (the
                  "First Bridge Financing"), pursuant to which it issued an aggregate of (i) $1,200,000 principal amount of promissory notes (the "Bridge Notes") which bore interest at the rate of 8% per annum and were payable upon the earlier of the consummation of the Offering) as hereinafter defined), (ii) 600,000 warrants (the "First Bridge Warrants"), each First Bridge Warrant entitling the holder to purchase one share of Common Stock at an initial exercise price of $1.875 (subject to adjustment upon the occurrence of certain events) during the three-year period commencing May 8, 1996, and (iii) 442,478 shares of Common Stock at $1.13 per share. Financing fees of approximately $260,000 were incurred in connection with the First Bridge Financing. Upon the consummation of the Offering, each First Bridge Warrant was converted into a redeemable warrant having terms identical to those of the redeemable warrants underlying the units offering in the Offering. The Company recorded an original issuance discount of $120,000 associated with (i) and (ii) above.

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

            Preferred Stock--

               During 1997, the Company issued 350,000 shares of Series A, B and
                  C convertible preferred stock, including warrants to purchase 175,000 shares of common stock at fair market value. The net proceeds from these issuances were approximately $6,562,000. The conversion price of the preferred stock would be the lesser of (a) the average per share market value for the 5 trading day immediately preceding the original issue date or
                  (b) 80%, 69.5% and 69.5%, respectively, of the average per share market value in the 5 trading days immediately preceding the conversion date. Approximately $2,128,000 was allocated to additional paid-in-capital for the beneficial conversion feature of the convertible preferred stock. The preferred stock was accreted to face value by a non-cash charge to accumulated deficit during fiscal 1997. This amount has been deducted from income available to common shareholders for EPS purposes. The preferred stock was subsequently converted into approximately 2,500,000 shares of common stock during 1997.

               In May 1998, the Company issued 300 shares of Series E Cumulative
                  Convertible

                  Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with the transaction, the Company issued warrants to purchase 165,000 shares of common stock at $6.29. The Series E Cumulative Convertible Preferred Stock is convertible into common stock at the lesser of $6.29 or the average of the closing bid prices selected by the holder for 2 days during the 10 days immediately prior to the conversion date (the "Floating Conversion Price"). The fair market value on the date of grant was $5.50 which approximated the Floating Conversion Price.

            Common Stock--

               During fiscal 1998, the Company, through private placement equity
                  offerings,   issued   855,000   shares  of  common  stock  for
                  approximately $3,080,000.

            Warrants--

               The following table is a summary and status of warrants issued by the Company:


                                                 OUTSTANDING WARRANTS
                                       -----------------------------------------
                                          NUMBER               WEIGHTED AVERAGE
                                         OF SHARES              EXERCISE PRICE
                                       --------------------        -------------
                APRIL 30, 1995                    --                       $--
                Grants                     3,451,250                      $3.89
                Exercises                         --                        --
                Cancellations                     --                        --
                                       --------------        -------------------

                APRIL 30, 1996             3,451,250                      $3.89
                Grants                       896,000                      $5.28
                Exercises                  (178,100)                      $3.75
                Cancellations                     --                        --
                                       --------------        -------------------

                APRIL 30, 1997             4,169,150                      $4.20
                Grants                            --                        --
                Exercises                (2,743,290)                      $3.75
                Cancellations                     --                        --
                                       --------------        -------------------

                APRIL 30, 1998             1,425,860                      $5.06
                                       ==============        ===================


                                                                                            OUTSTANDING WARRANTS
                                                                         -----------------------------------------------------------
                                                                       WEIGHTED AVERAGE
                               NUMBER                SHARES            CONTRACTUAL LIFE              WEIGHTED AVERAGE EXERCISE
RANGE OF EXERCISE            OF SHARES            EXERCISABLE              (IN YEARS)                           PRICE
      PRICES
---------------------      ---------------      --------------------     ----------------------------       ------------------------
       $3.75                   12,360                12,360                    --                                 $3.75
  $4.00 - $4.99               517,500               517,500                   4.00                                $4.69
  $5.00 - $5.99               885,000               885,000                   3.77                                $5.26
  less than 5.99               11,000                11,000                   1.42                                $7.15
                           ===========     =================                                             ========================
      TOTAL                 1,425,860             1,425,860                                                       $5.06
                           ===========     =================                                             ========================

               In September 1997, the Company  provided notice to its redeemable warrant holders that it would redeem each warrant on October 23, 1997 for $0.05 if not exercised prior to that date. Throughout the month of October 1997, a total of approximately 2,743,000 warrants were exercised and 12,360 warrants are in process of redemption subsequent to year-end.

               The Company follows the guidance prescribed by SFAS No. 123 in accounting for its warrants.

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

                  The  following  are  the  major  components  of the  provision
              (benefit) for income taxes as of April 30, -


                                          1996                      1997                      1998
                                     -------------------     --------------------     ---------------------
                 Current-
                   Federal            $               0         $              0          $              0
                   State                              0                  111,000                         0
                   Foreign                     (37,000)                        0                         0
                                     -------------------     --------------------     ---------------------
                                               (37,000)                  111,000                         0
                                     -------------------     --------------------     ---------------------
                 Deferred-
                   Federal                            0                        0                         0
                   State                              0                        0                 (400,000)
                   Foreign                            0                        0                         0
                                     -------------------     --------------------     ---------------------
                                                      0                        0                 (400,000)
                                     ===================     ====================     =====================
           Total provision (benefit)      $    (37,000)              $   111,000               $ (400,000)
                                     ===================     ====================     =====================

               The following indicates the significant  elements contributing to the difference between the US Federal statutory tax rate and the Company's effective tax rate for the years ending April 30, -


                                                                       1996                 1997                  1998
                                                                    --------------     ----------------      ----------------
                   US Federal Statutory tax rate                     (34.0%)                34.0%                (34.0%)
                   State and foreign income taxes                     (0.7)                 46.6                 (24.7)
                   Valuation reserve on deferred tax asset             34.0                (34.0)                 34.0
                                                                    --------------     ----------------      ----------------

                   Effective tax rate                                 (0.7%)                46.6%                (24.7%)
                                                                    ==============     ================      ================

               Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:


                                                                            APRIL 30, 1997                  APRIL 30, 1998
                                                                      ---------------------------      --------------------------
                 Net operating loss carryforwards                                $     3,682,000                  $    5,509,000
                 Depreciation                                                          (1,159,000)                      (542,000)
                 Allowance for doubtful accounts                                         280,000                         102,000
                 Inventory obsolescence                                                  257,000                         129,000
                 Other                                                                   480,000                           2,000
                                                                      ---------------------------      --------------------------
                                                                                       3,540,000                       5,200,000
                 Valuation Allowance                                                   (3,540,000)                    (4,800,000)
                                                                      ===========================      ==========================
                 Net deferred tax asset                                    $                  --              $          400,000
                                                                      ===========================      ==========================



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

               There are no undistributed earnings in the Company's foreign subsidiaries.

               As of April 30, 1998, the Company has  approximately  $13,000,000 of net operating loss carryforwards, which may be used to offset future Federal taxable income. These net operating loss carryforwards expire through 2013.

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

(11)        INCENTIVE PLANS

               At April 30, 1998 the Company had several  stock-based  incentive plans including an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 for its plans. Accordingly, no compensation cost has been recognized for its stock-based incentive plans. Had compensation cost for the Company's stock-based plans been determined at the fair value at the grant dates for awards under the plans, consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share on a basic basis would have been reduced to the pro-forma amounts indicated below:


                                                                      1996                          1997                    1998
                                                              -----------------------      -----------------------     -------------
                                                                                  (in thousands, except per share data)
             Proforma net income (loss):
                  As reported                                     $(13,418,000)                 $(5,535,000)          $(3,986,000)
                  Proforma                                        $(13,524,000)                 $(6,624,000)          $(5,113,000)

             Proforma net income(loss) per share -
             Basic and Diluted:
                  As reported                                 $           (.73)               $        (.36)           $     (.15)
                  Proforma                                    $           (.73)               $        (.41)           $     (.19)

               The per share   weighted-average  fair  value  of  stock  options
                  granted during 1996, 1997 and 1998 was $4.45, $5.57 and $1.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for all periods, expected dividend yield 0% in all periods, risk free interest rate of 8.5% in 1996, 1997 and 1998 and volatility of 75% for 1996, 1997 and
                  1998, respectively.

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

               A summary of the status of stock option activity follows:


                                                                                                 OUTSTANDING OPTIONS
                                                                               -----------------------------------------------------
                                                                               -----------------------    --------------------------

                                         SHARES AVAILABLE                              NUMBER              WEIGHTED AVERAGE EXERCISE
                                         FOR FUTURE GRANTS                           OF SHARES                        PRICE
                                        -------------------------              -----------------------    --------------------------

BALANCE AS OF APRIL 30, 1995                 4,698,440                             2,463,498                             $1.03
Grants                                       (439,500)                               439,500                             $3.86
Exercises                                           --                             (202,009)                             $1.09
Cancellations                                   39,936                              (39,936)                             $1.25
                                        ---------------               -----------------------              --------------------

BALANCE AS OF APRIL 30, 1996                 4,298,876                             2,661,053                             $1.49
Grants                                     (2,899,380)                             2,899,380                             $3.92
Exercises                                           --                             (471,471)                             $0.30
Cancellations                                  213,969                             (213,969)                             $6.49
                                        ---------------               -----------------------               -------------------

BALANCE AS OF APRIL 30, 1997                 1,613,465                             4,874,993                             $2.83
Grants                                       (880,250)                               880,250                             $4.45
Exercises                                           --                           (1,027,679)                             $1.26
Cancellations                                  388,445                             (388,445)                             $4.26
                                        ---------------               -----------------------               -------------------

BALANCE AS OF APRIL 30, 1998                 1,121,660                             4,339,119                             $3.41
                                        ===============               =======================                ==================
Options Exercisable at:
April 30, 1996                                                                     2,054,422                             $1.01
April 30, 1997                                                                     2,513,378                             $2.08
April 30, 1998                                                                     2,769,388                             $3.17


                                                                                    OUTSTANDING OPTIONS
                                                                --------------------------------------------------------------------
                                                                 WEIGHTED AVERAGE CONTRACTUAL
                                          NUMBER                             LIFE                   WEIGHTED AVERAGE EXERCISE PRICE
  RANGE OF EXERCISE PRICES               OF SHARES                        (IN YEARS)
--------------------------------   ----------------------       --------------------------------       -----------------------------
       $.005 - $0.99                             647,411                     3.67                                   $0.01
       $1.00 - $1.99                             314,759                     7.19                                   $1.30
       $2.00 - $2.99                             487,191                     7.93                                   $2.81
       $3.00 - $3.99                             698,249                     9.37                                   $3.55
       $4.00 - $4.99                           1,800,867                     8.85                                   $4.02
       less $4.99                                390,642                     4.63                                   $8.40
                                   ======================                                              =============================
           TOTAL                               4,339,119                                                            $3.41
                                   ======================                                              =============================


                                                                   EXERCISABLE OPTIONS
                                             ------------------------------------------------------------------
                                                                               WEIGHTED AVERAGE EXERCISE PRICE
RANGE OF EXERCISE PRICES                       NUMBER OF SHARES
-----------------------------------------    ---------------------------       --------------------------------
             $.005 - $0.99                                      647,411                     $0.01
             $1.00 - $1.99                                      280,672                     $1.28
             $2.00 - $2.99                                      369,526                     $2.84
             $3.00 - $3.99                                      258,500                     $3.64
             $4.00 - $4.99                                      871,836                     $4.00
             less $4.99                                         341,443                     $8.62
                                             ===========================       ================================
                 TOTAL                                        2,769,388                     $3.17
                                             ===========================       ================================

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

 (12)       COMMITMENTS AND CONTINGENCIES:

               The Company  leases   offices  and   staging  and   configuration
                  facilities from related and unrelated parties throughout the United States and Canada. The minimum annual rentals for future years are as follows (in thousands):


   TWELVE MONTH PERIOD            RELATED                                             SUBLEASE
       ENDING APRIL                PARTY                    OTHER                      INCOME                      NET
---------------------------   ----------------     ------------------------     ----------------------      -------------------

           1999                  $   190                    $   1,296                  $   (453)                $   1,033
           2000                      190                        1,191                      (372)                    1,009
           2001                      190                          813                      (270)                      733
           2002                      190                          670                      (210)                      650
           2003                      190                          540                       (18)                      712
        Thereafter                 2,219                        1,408                         --                    3,627

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

(17)        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


               Cash paid during the year for:


                                               1996                      1997                        1998
                                           ------------------      --------------------       ---------------------
                   Interest paid               $ 1,020,000               $ 1,313,000                  $1,571,000
                   Income taxes paid           $    14,000              $    397,000                     $33,000

            Supplemental Disclosures of Non-Cash Activities--

               On April 24, 1996, the Company  purchased 80% of the common stock of Computer-Aided Software Integration, Inc. (CASI) for $705,000 in cash, including expenses, plus 44,260 shares of common stock of the Company valued at $290,000. A summary of the transaction is as follows:

                 Goodwill                                             $1,866,000
                 Cash Paid for Common Stock (including expenses)       (705,000)
                 Common Stock Issued                                   (290,000)
                                                                  --------------
                 Liabilities Assumed                                  $  871,000
                                                                  ==============

               In March 1998,  the Company  purchased  the  remaining 20% of the common stock of CASI for $581,000 in cash plus a note of $1,833,000. In addition, the Company incurred $89,000 of legal costs associated with the closing of this transaction. As part of this transaction, the Company recorded additional goodwill of approximately $2,503,000.

               During 1997, the Company  converted  $561,000 of accounts payable into 171,000 shares of common stock.

               During fiscal 1998,  $2,000,000 of convertible notes plus accrued interest were converted into an aggregate of approximately 631,000 shares of common stock.

(18)        RESTATEMENTS

               The financial position and results of operations presented in the consolidated financial statements and footnotes for the years ended April 30, 1997 and 1998 and the unaudited quarters ended October 31, 1996, January 31, 1997 and July 31, 1997 have been restated to give effect to the valuation of (i) convertible preferred stock and convertible debt with warrants, both with beneficial conversion features, issued in fiscal 1997 (Notes 7 and 8) and (ii) assets associated with a barter transaction executed in fiscal 1998 (Note 5).

               The non-cash  accretion  of  the  discount   applicable   to  the
                  convertible securities has been reflected in the restated consolidated financial statements as additional interest expense relating to the convertible notes and as additional preferred dividends relating to the preferred stock and such discount has been accreted through the first possible conversion date of the respective issuance. None of these restatements had any effect on cash flows of the Company.

The effect of the restatement is summarized below:


                                                           Previously Reported           Effect of Above
                                                                                                                        Restated
                                                           ----------------------     ----------------------     -------------------
        Year ended April 30, 1998
        -------------------------------
        Total assets                                               $  40,063,000         $ (2,250,000)              $   37,813,000
        Operating income                                                 517,000                     -                     517,000
        Interest expense                                             (1,885,000)             (250,000)                 (2,135,000)
        Income (loss) from continuing operations                       (968,000)             (250,000)                 (1,218,000)
        Loss from discontinued operations                              (518,000)           (2,250,000)                 (2,768,000)
        Net loss                                                   $ (1,486,000)           (2,500,000)              $  (3,986,000)
                                                           ======================                           =======================
        Per share data:
          Basic & Diluted
             Loss from continuing operations                   $          (0.04)                                $           (0.05)
             Discontinued operations                                      (0.02)                                            (0.10)
                                                           ======================                           =======================
             Net loss                                          $          (0.06)                                $           (0.15)
                                                           ======================                           =======================


        Three months ended July 31, 1997
        --------------------------------
        Operating income                                          $      479,000        $            -             $       479,000
        Interest expense                                               (454,000)             (250,000)                   (704,000)
        Income (loss) from continuing operations                          25,000             (250,000)                   (225,000)
        Net income (loss)                                        $        25,000             (250,000)              $    (225,000)
                                                           ======================                           =======================
        Per share data:
          Basic & Diluted                                      $            0.00                                 $          (0.01)
                                                           ======================                           =======================


                                                                  Previously
                                                                   Reported       Effective Above         Restated
                                                                 -------------   ------------------     ------------
Year ended April 30, 1997
-------------------------
Operating income                                                  $ 1,538,000       $      --         $ 1,538,000
Interest expense                                                   (1,155,000)         (575,000)       (1,730,000)
Income (loss) from continuing operations                              702,000          (575,000)          127,000
Net loss                                                           (4,960,000)         (575,000)       (5,535,000)
Income (loss) from continuing operations
  available to Common shareholders                                    702,000        (2,703,000)(a)    (2,001,000)
Net loss available to common shareholders                         $(4,960,000)       (2,703,000)(a)   $(7,663,000)
                                                                  ===========                         ===========
Per Share Data:
     Basic--
        Income (loss) from continuing operations                  $       .03                         $      (.09)
        Net loss per share                                        $      (.24)                        $      (.36)
     Diluted--
        Income (loss) from continuing operations                  $       .03                         $      (.09)
        Net loss per share                                        $      (.21)                        $      (.36)


Three Months Ended January 31, 1997
                                                                                                      -----------
Operating income                                                  $    31,000       $      --         $    31,000
Interest expense                                                     (208,000)             --            (208,000)
Income (loss) from continuing operations                             (163,000)             --            (163,000)
Net Income                                                         (2,269,000)             --          (2,269,000)
Income (loss) from continuing operations available
  to Common shareholders                                             (163,000)         (878,000)(b)    (1,041,000)
Net loss available to common shareholders                         $(2,269,000)         (878,000)(b)   $(3,147,000)
                                                                  ===========                         ===========
Per Share Data:
     Basic and Diluted--
        Loss from continuing operations                           $      (.01)                        $      (.05)
        Net loss per share                                        $      (.11)                        $      (.15)


Three Months Ended October 31, 1996

Operating income                                                  $ 1,550,000       $      --         $ 1,550,000
Interest expense                                                     (314,000)             --            (314,000)
Income (loss) from continuing operations                            1,155,000              --           1,155,000
Net Income                                                             31,000              --              31,000
Income (loss) from continuing operations available
  to Common shareholders                                            1,155,000        (1,250,000)(b)       (95,000)
Net income (loss) available to common shareholders                $    31,000        (1,250,000)(b)   $(1,219,000)
                                                                  ===========                         ===========
Per Share Data:
     Basic--
        Income (loss) from continuing operations                  $       .06                                --
        Net loss per share                                                 --                         $    (.06)
     Diluted--
        Income (loss) from continuing operations                  $       .04                                --
        Net loss per share                                                 --                         $    (.06)

(a) Includes $2,128,000 of non-cash accretion of the discount on convertible preferred securities. (b) Represents non-cash accretion of the discount on convertible preferred securities.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS


                                                   Balance,         Charges to cost
                                                 beginning of         and expenses                          Balance, end of
                                                    period                              Deductions              period
                                               ---------------     -----------------   -------------        ---------------
Year ended April 30, 1998
Allowance for doubtful accounts                   $ 520,000          $(170,000)          $ (45,000)          $ 305,000

Year ended April 30, 1997
Allowance for doubtful accounts                   $ 538,000          $ 163,000           $(181,000)          $ 520,000

Year ended April 30, 1996
Allowance for doubtful accounts                   $ 456,000          $ 542,000           $(460,000)          $ 538,000

PART IV ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K.

         The list of Exhibits is hereby amended by deleting Exhibits 11.1, 23.1 and 27.1 and inserting in lieu thereof the following:

         * 11.1   --    Statement of Computation of Per Share Earnings

         * 23.1   --    Consent  to  the   incorporation  by  reference  in  the
                        Company's Registration Statements on Forms S-3 and S-8 of the report of Arthur Andersen LLP

         * 27.1   --    Financial Data Schedule


---------------------------
*  Filed herewith.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DATATEC SYSTEMS, INC.
                                           (Registrant)

Date: February 12, 1999                 By:/S/ ISAAC J. GAON
                                           -----------------
                                           Name:  ISAAC J. GAON
                                           Title: CHIEF EXECUTIVE OFFICER

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                         DATE

/S/ ISAAC J. GAON            Chairman of the Board             February 12, 1999
--------------------------   and Chief Executive Officer
Isaac J. Gaon                (principal executive officer)

/S/ CHRISTOPHER J. CAREY     President and Director            February 12, 1999
--------------------------
Christopher J. Carey

/S/ DAVID MILCH              Director                          February 12, 1999
--------------------------
David Milch

 /S/ ROBERT H. FRIEDMAN      Director                          February 12, 1999
--------------------------
Robert H. Friedman

                             Director                          February 12, 1999
--------------------------
Thomas Berry



--------------------------   Director                          February 12, 1999
 Frank Brosens


/S/ JAMES M. CACI            Chief Financial Officer           February 12, 1999
--------------------------   (principal financial and
James M. Caci                 accounting officer)