Form 10-Q/A
period 1998-07-31
DATATEC SYSTEMS INC
filed 1999-02-16
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q/A
                        THREE MONTHS ENDED JULY 31, 1998


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

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                                       JULY 31, 1998
                                                                                             APRIL 30, 1998             (UNAUDITED)
                                                                                             --------------            -------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                                 $    317,000              $    137,000
   Accounts receivable, net                                                                    18,106,000                18,337,000
   Inventory                                                                                    3,118,000                 3,760,000
   Prepaid expenses and other current assets                                                    2,983,000                 3,553,000
   Net assets from discontinued operations                                                        501,000                   773,000
                                                                                             ------------              ------------

               Total current assets                                                            25,025,000                26,560,000

Property and equipment, net                                                                     6,012,000                 5,716,000
Goodwill, net                                                                                   3,975,000                 3,866,000
Other Assets                                                                                    2,801,000                 2,498,000
                                                                                             ============              ============

               Total assets                                                                  $ 37,813,000              $ 38,640,000
                                                                                             ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                                                     $ 10,759,000              $  8,830,000
   Current portion of long-term debt                                                            1,063,000                 1,074,000
   Accounts payable                                                                             7,085,000                 8,121,000
   Accrued liabilities                                                                          3,882,000                 3,771,000
   Other current liabilities                                                                    1,214,000                   338,000
                                                                                             ------------              ------------

               Total current liabilities                                                       24,003,000                22,134,000
                                                                                             ------------              ------------

Due to related parties                                                                            927,000                   927,000
                                                                                             ------------              ------------

Long-term debt                                                                                  2,415,000                 2,116,000
                                                                                             ------------              ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock                                                                                   --                        --
   Common stock                                                                                    29,000                    29,000
   Additional paid-in capital                                                                  29,556,000                32,088,000
   Accumulated deficit                                                                        (18,769,000)              (18,309,000)
   Cumulative translation adjustment                                                             (348,000)                 (345,000)
                                                                                             ------------              ------------

      Total shareholders' equity                                                               10,468,000                13,463,000
                                                                                             ============              ============

       Total liabilities and shareholders' equity                                            $ 37,813,000              $ 38,640,000
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

                                             DATATEC SYSTEMS, INC.
                                                REGISTRANT



Date: February 12, 1999                      By: /S/ JAMES M. CACI
                                                ----------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer