Form 10-Q/A
period 1998-10-31
DATATEC SYSTEMS INC
filed 1999-02-16
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q/A
                       THREE MONTHS ENDED OCTOBER 31, 1998


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


PART II:    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security Holders

            Item 6:     Exhibits and Reports of Form 8-K

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                     OCTOBER 31,
                                                                                                                        1998
                                                                                        APRIL 30, 1998               (UNAUDITED)
                                                                                   --------------------------     ------------------

ASSETS
------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $   317,000                       $    127,000
   Accounts receivable, net                                                         18,106,000                         22,342,000
   Inventory                                                                         3,118,000                          3,926,000
   Prepaid expenses and other current assets                                         2,983,000                          3,927,000
   Net assets from discontinued operations                                             501,000                            764,000
                                                                                   -----------                       ------------
               Total current assets                                                 25,025,000                         31,086,000
Property and equipment, net                                                          6,012,000                          5,585,000
Goodwill, net                                                                        3,975,000                          3,757,000
Other Assets                                                                         2,801,000                          2,290,000
                                                                                   ===========                       ============
               Total assets                                                        $37,813,000                        $42,718,000
                                                                                   ===========                       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
CURRENT LIABILITIES:
   Short-term borrowings                                                           $ 10,759,000                      $ 11,883,000
   Current portion of long-term debt                                                  1,063,000                           987,000
   Accounts payable                                                                   7,085,000                         8,388,000
   Accrued liabilities                                                                3,882,000                         4,193,000
   Other current liabilities                                                          1,214,000                           196,000
                                                                                   ------------                       -----------
               Total current liabilities                                             24,003,000                        25,647,000
                                                                                   ------------                       -----------
Due to related parties                                                                  927,000                           927,000
                                                                                   ------------                       -----------
Long-term debt                                                                        2,415,000                         1,967,000
                                                                                   ------------                       -----------
Commitments and contingencies
Shareholders' equity:
   Preferred stock                                                                           --                                --
   Common stock                                                                          29,000                            29,000
   Additional paid-in capital                                                        29,556,000                        32,256,000
   Accumulated deficit                                                              (18,769,000)                      (17,750,000)
   Cumulative translation adjustment                                                   (348,000)                         (358,000)
                                                                                   ------------                   ---------------
      Total shareholders' equity                                                     10,468,000                        14,177,000
                                                                                   ============                   ===============

       Total liabilities and shareholders' equity                                  $ 37,813,000                      $ 42,718,000
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

                                                DATATEC SYSTEMS, INC.
                                                     REGISTRANT


February 12, 1999                          By:  /s/ JAMES M. CACI
                                                --------------------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer