Form 10-Q
period 1999-01-31
DATATEC SYSTEMS INC
filed 1999-03-17
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: JANUARY 31, 1999

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                         Commission file number: 0-20688
                         -------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          94-2914253
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


20C Commerce Way, Totowa, NJ                                     07512
-------------------------------                              ----------
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
         ---   ---

        The number of shares of Registrant's Common Stock outstanding on February 28, 1999 was 30,371,162.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       NINE MONTHS ENDED JANUARY 31, 1999


                                      INDEX
                                      -----


PART I:  FINANCIAL INFORMATION

                                                                            PAGE
         Item 1:     Consolidated Financial Statements

                     Balance Sheets at January 31, 1999 and
                     April 30, 1998                                          3

                     Statements of Operations for the three months ended
                     January 31, 1999 and 1998                               4

                     Statements of Operations for the nine months ended
                     January 31, 1999 and 1998                               5

                     Statements of Cash Flows for the nine months ended
                     January 31, 1999 and 1998                               6

                     Notes to Unaudited Financial Statements                 7

         Item 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9


PART II: OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders     12

         Item 6:     Exhibits and Reports of Form 8-K                        13

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             JANUARY 31, 1999
                                                                    APRIL 30, 1998              (UNAUDITED)
                                                                    --------------           ----------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                         $    317,000              $    123,000
   Accounts receivable, net                                            18,106,000                15,912,000
   Inventory                                                            3,118,000                 3,271,000
   Prepaid expenses and other current assets                            2,983,000                 4,747,000
   Net assets from discontinued operations                                501,000                   756,000
                                                                     ------------              ------------

               Total current assets                                    25,025,000                24,809,000

Property and equipment, net                                             6,012,000                 5,383,000
Goodwill, net                                                           3,975,000                 3,648,000
Other Assets                                                            2,801,000                 2,223,000
                                                                     ============              ============

               Total assets                                          $ 37,813,000              $ 36,063,000
                                                                     ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                             $ 10,759,000              $  7,521,000
   Current portion of long-term debt                                    1,063,000                   880,000
   Accounts payable                                                     7,085,000                 9,054,000
   Accrued liabilities                                                  3,882,000                 3,198,000
   Other current liabilities                                            1,214,000                   166,000
                                                                     ------------              ------------

               Total current liabilities                               24,003,000                20,819,000
                                                                     ------------              ------------

Due to related parties                                                    927,000                   903,000
                                                                     ------------              ------------

Long-term debt                                                          2,415,000                 1,777,000
                                                                     ------------              ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock                                                           --                        --
   Common stock                                                            29,000                    30,000
   Additional paid-in capital                                          29,556,000                32,209,000
   Accumulated deficit                                                (18,769,000)              (19,329,000)
   Cumulative translation adjustment                                     (348,000)                 (346,000)
                                                                     ------------              ------------

      Total shareholders' equity                                       10,468,000                12,564,000
                                                                     ============              ============

       Total liabilities and shareholders' equity                    $ 37,813,000              $ 36,063,000
                                                                     ============              ============

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JANUARY 31,

                                                                              1998                      1999
                                                                            --------                  --------
                                                                                       (unaudited)


Net Sales                                                                  $ 17,954,000               $ 19,377,000

Cost of Sales                                                                10,729,000                 13,456,000
                                                                           ------------               ------------
Gross Profit                                                                  7,225,000                  5,921,000

Selling, general and administrative expenses                                  7,179,000                  7,017,000
                                                                           ------------               ------------


Operating income (loss)                                                          46,000                 (1,096,000)

Interest expense, net                                                           350,000                    483,000
                                                                           ------------               ------------

Income (loss) before taxes                                                     (304,000)                (1,579,000)

Provision (benefit) for income taxes                                               --                         --
                                                                           ------------               ------------

Income (loss) from continuing operations                                       (304,000)                (1,579,000)

Discontinued operations                                                        (443,000)                      --
                                                                           ------------               ------------

Net loss                                                                   $   (747,000)              $ (1,579,000)
                                                                           ============               ============

Income (loss) per share - Basic & Diluted

     Continuing operations                                                 $      (0.01)              $      (0.05)

     Discontinued operations                                               $      (0.02)              $       --
                                                                           ------------               ------------

     Net income (loss) per share - Basic & Diluted                         $      (0.03)              $      (0.05)
                                                                           ============               ============

Weighted average common and common stock
    equivalent shares - Basic & Diluted                                      28,431,000                 29,642,000
                                                                           ============               ============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED JANUARY 31,

                                                                             1998                       1999
                                                                           --------                    ------
                                                                                       (unaudited)

Net Sales                                                                   $ 56,078,000               $ 70,098,000

Cost of Sales                                                                 34,091,000                 46,146,000
                                                                            ------------               ------------

Gross Profit                                                                  21,987,000                 23,952,000

Selling, general and administrative expenses                                  20,877,000                 23,064,000
                                                                            ------------               ------------


Operating Income                                                               1,110,000                    888,000

Interest expense, net                                                          1,605,000                  1,448,000
                                                                            ------------               ------------

Income (loss) before taxes                                                      (495,000)                  (560,000)

Provisions for income taxes                                                         --                         --
                                                                            ------------               ------------

Income (loss) from continuing operations                                        (495,000)                  (560,000)

Discontinued operations                                                         (443,000)                      --
                                                                            ------------               ------------

Net income (loss)                                                           $   (938,000)              $   (560,000)
                                                                            ============               ============

Income (loss) per share - Basic & Diluted

     Continuing operations                                                  $      (0.02)              $      (0.02)

     Discontinued operations                                                $      (0.02)              $       --
                                                                            ------------               ------------

     Net income (loss) per share - Basic & Diluted                          $      (0.04)              $      (0.02)
                                                                            ============               ============

Weighted average common and common stock
    equivalent shares - Basic & Diluted                                       25,693,000                 29,285,000
                                                                            ============               ============



      The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JANUARY 31,

                                                                                       1998                1999
                                                                                   ----------           --------
                                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                               $  (938,000)            $  (560,000)
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
   Depreciation and amortization                                                  1,451,000               2,387,000
   Accretion of debt discount                                                       250,000                    --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    (2,984,000)              2,194,000
   (Increase) decrease in inventory                                              (1,187,000)               (153,000)
   (Increase) decrease in prepaid expenses and other assets                      (2,510,000)             (1,723,000
   (Increase) decrease in  assets held for sale or disposition                      237,000                (292,000)

    Increase (decrease) in accounts payable,
     accrued and other liabilities                                                 (218,000)                237,000
                                                                                -----------             -----------


Net cash provided by (used in) operating activities                              (5,899,000)              2,090,000
                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment
                                                                                   (994,000)               (881,000)
                                                                                -----------             -----------
  Net cash used in investing activities
                                                                                   (994,000)               (881,000)
                                                                                -----------             -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings, net
                                                                                 (7,324,000)             (3,238,000)
   Net proceeds (payments) of indebtedness                                         (811,000)               (821,000)
   Proceeds from issuance of stock                                                4,076,000               2,654,000
                                                                                -----------             -----------

    Net cash provided by (used in) financing activities                           5,941,000              (1,405,000)
                                                                                -----------             -----------

    Net effect of foreign currency translation
                                                                                    (63,000)                  2,000
                                                                                -----------             -----------
    Net decrease in cash
                                                                                 (1,015,000)               (194,000)
CASH AT BEGINNING OF PERIOD
                                                                                  1,135,000                 317,000
                                                                                -----------             -----------
CASH AT END OF PERIOD                                                           $   120,000             $   123,000
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

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1998. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended January 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

(3)     Comprehensive Income

        Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. For the three and nine months ended January 31, 1999, the components of comprehensive income were immaterial. The components of other comprehensive income consists primarily of foreign currency translation adjustments.

(4)     Equity

        In May 1998, the Company issued 300 shares of Series E Convertible Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with this transaction, the Company issued warrants to purchase 165,000 shares of common stock at $6.29. Through January 31, 1999, 150 shares of the Series E Convertible Preferred Stock were converted into 601,000 shares of common stock.

        In February 1999, the Company issued 533,334 shares of common stock in a private placement at $3.75 per share. Net proceeds were approximately $2 million.

(5)     Earnings per share:

        Basic earnings per share is calculated using the weighted average number of shares outstanding for the three and nine months ended January 31, 1998 and 1999. Diluted earnings per shares is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three and nine months ended January 31, 1998 and 1999. Outstanding options and warrants have been excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive for these periods.

(6)    Supplemental Disclosure of Cash Flows

       Cash paid during the nine months ended January 31:

                                              1998                 1999
                                       -----------------      --------------
                      Interest Paid         $828,000            $1,221,000


(7)    Change in Accounting Policy

       On March 4, 1998, the American Institute of Certified Public Accountants ("AICPA") issues Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new standard provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has adopted the new standard in the third quarter of 1999. The effect of adopting the new standard was to capitalize approximately $520,000 of internal software development costs.

       On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up cots in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year and adoption of the SOP.

       The Company has decided to adopt the new standard in the first quarter of 2000. Had the Company adopted the new standard as of January 31, 1999 the net loss of $560,000 for the nine months ended January 31, 1999 would have increased by $2,844,000 for the effect of the write-off of capitalized costs incurred through the third quarter of 1999.

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 1999

        Net sales for the three and nine months ended January 31, 1999 were $19,377,000 and $70,098,000, respectively, compared to $17,954,000 and
$56,078,000 respectively for the three and nine months ended January 31, 1998. This represents an increase of 7.9% and 25.0% for the three and nine months ended January 31, 1999, respectively. The increase in sales for the three and nine months ended January 31, 1999 is the result of several factors: more focused efforts on the selling of rapid configuration and deployment services and increased non-retail sales. The December holidays fall within the Company's third quarter and usually have a significant negative impact on sales. This negative impact is the result of the Company's retail customers reducing their purchases from the Company during their peak selling periods. Historically, the retail industry has represented between 50% and 60% of the Company's sales. As of January 31, 1999, the Company's backlog of services to be delivered in the next twelve months increased by $18.9 million to $57.5 million compared to $38.6 million as of October 31, 1998, representing an increase of 49.0%.

        Gross profits for the three and nine months ended January 31, 1999 were $5,921,000 and $23,952,000, respectively, compared to $7,225,000 and $21,987,000 in the three and nine months ended January 31, 1998. Gross profits as a percentage of net sales were 30.6% and 34.2% for the three and nine months ended January 31, 1999 compared to 40.2% and 39.2% for the three and nine months ended January 31, 1998. Gross profits for the first two quarters of fiscal 1999 were approximately 35.0%. The Company had anticipated slightly lower margins in the third quarter, as a result of lower sales volume and thus less leverage on the fixed portion of cost of sales. The gross profit percentage was also negatively affected by several low margin projects accounting for a greater percentage of the lower sales volume. The Company has undertaken several initiatives aimed at improving its gross margin percentage. These initiatives are focused on improving project information, increasing accountability and improving quality.

        Selling, general and administrative expenses for the three and nine months ended January 31, 1999 were $7,017,000 and $23,064,000 compared to $7,179,000 and $20,877,000 for the three and nine months ended January 31, 1998. As a percentage of sales, selling, general and administrative expenses were 36.2% and 32.9% for the three and nine months ended January 31, 1999, compared to 40.0% and 37.2% for the three and nine months ended January 31, 1998. The decrease in selling, general and administrative expenses as a percentage of sales is the result of the Company's ability to leverage its expense base to support increased sales volume. In addition, in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained
        for Internal Use", the Company has capitalized approximately $520,000 relating to internal use software.

        Net interest expense for the three and nine months ended January 31, 1999 was $483,000 and $1,448,000, respectively, compared to $350,000 and
$1,605,000 for the three and nine months ended January 31, 1998. This increase in interest expense for the three months ended January 31, 1999 is primarily attributable to an increase in the average debt outstanding supporting the Company's growth in sales.

        The loss from discontinued operations for the three months ended January 31, 1998 was $443,000 representing additional expenses related to the disposal and discontinuance of the Company's distribution of data communications equipment business. This business was discontinued in June 1997.

        The Company's net loss for the three and nine months ended January 31, 1999 was $1,579,000 and $560,000 respectively, compared to a net loss of $747,000 and $938,000 for the three and nine months ended January 31, 1998.

FINANCIAL POSITION

        During the nine months ended January 31, 1999, cash provided by operations was $2,090,000 compared to a year-ago cash usage of $5,899,000. The cash provided by operations is the result of significant collections in the third quarter reducing receivable levels and providing cash.

        Cash used for investing activities during the first nine months of the fiscal year ending April 30, 1999 was $881,000 compared to $994,000 during the first nine months of the fiscal year ended April 30, 1998.

        Cash used in financing activities during the nine months ended January 31, 1999 was $1,405,000 compared to $5,941,000 of cash being provided by financing activities in the year-ago period. Included in the current nine-month period were net proceeds of approximately $2,350,000 from the issuance of 300 shares of Series E Convertible Preferred Stock. The net proceeds were used to repay the convertible note issued during March 1998 to the former minority interest shareholder of the Company's subsidiary Computer-Aided Software Integration, Inc. and for working capital purposes. Also included in the current period were proceeds from the issuance of common stock related to the exercise of stock options and purchases under the employee stock purchase plan. The Company also used the cash generated from operations to reduce the borrowings outstanding under its revolving credit facility.

        The Company's shareholders' equity as of January 31, 1999 increased by approximately $2,096,000 to $12,564,000, compared to $10,468,000 as of April 30,
1998. The increase in shareholder equity reflects proceeds from the issuance of Series E Convertible Preferred Stock and proceeds from the issuance of common stock related to the exercise of stock options and purchases under the employee stock purchase plan.

        The Company's working capital improved from $1,022,000 at April 30, 1998 to working capital of $3,990,000 at January 31, 1999.

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

                         None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DATATEC SYSTEMS, INC.
                                                  REGISTRANT



Date:       March 17, 1999                  By:  /s/ James M. Caci
                                                --------------------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer