Form 10-K/A
period 1998-04-30
DATATEC SYSTEMS INC
filed 1999-04-16
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 3)
(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended APRIL 30, 1998


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______________________ to ______________________

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

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.001 par value                     Boston Stock Exchange
Preference Share Purchase Rights                  Boston Stock Exchange

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

                                EXPLANATORY NOTE

         This Amendment No. 3 (this "Amendment") to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 1998, as previously amended on September 1, 1998 and February 16, 1999, is being filed in order to amend Item 6 of Part II and to revise the Independent Auditor's Report. The purpose of this Amendment is to make certain additional revisions to the language in the last sentence of the third paragraph of Item 6 and to delete the last paragraph of the previous Independent Auditor's Report. Except as specifically identified above the disclosures set forth herein do not differ from those in the prior filing, as previously amended.

PART II ITEM 6.  SELECTED FINANCIAL DATA.


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

            During fiscal 1999, the Company received a letter from the staff of the Securities and Exchange Commission ("the Staff") commenting on its recent reviews of the Company's Form 10-K for the years ended April 30, 1998 and 1997 and the Form 10-Q for the quarter ended July 31, 1998. The Staff provided comments on certain issues including the valuation of (1) convertible preferred stock and convertible debt with warrants, both with beneficial conversion features, issued in fiscal 1997 and (2) assets associated with a barter transaction the Company executed in fiscal 1998. These items do not effect cash or cash flow nor do they negatively affect the Company's current or future operations. The comments related to the barter transaction involved assets associated with the Company's discontinued operations and not those associated with current operations. In addition, when the bartered assets are realized under the Staff's position, they will benefit the Company's fiscal 1999 and future operating results. Accordingly, and although the Company believes that its original positions were appropriate at the date of the transactions, management has amended its 1998 and 1997 reports (see Note 18 of Notes to Consolidated Financial Statements).

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


                                                                  DECEMBER 31,                                      APRIL 30,
                                                                  ------------                                 --------------------

                                                     1993        1993        1994        1995         1996         1997         1998
                                                 --------    --------    --------    --------     --------     --------     --------
BALANCE SHEET DATA:

Working capital (deficiency)                     $  5,447    $  1,442    $    444    $   (585)    $ (7,664)    $ (2,957)    $  1,022
Total assets                                       13,877      13,103      17,665      22,334       23,494       27,804       37,813
Long-term debt                                      1,057       2,170       2,509       3,642        2,338        4,751        2,415
Total shareholders'
  Equity (deficit)                                  6,893       1,761       4,768       1,967       (3,706)      (1,750)      10,468


PART IV ITEM 14.   EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K.


     The list of Exhibits is hereby amended inserting the following as Exhibit 99.1:

     * 99.1   --   Revised Independent Auditor's Report of Arthur Andersen LLP.

         ---------------------------
         * Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 1999
                                       DATATEC SYSTEMS, INC.


                                       By: /s/ James M. Caci
                                          --------------------------------------
                                          Name:  James M. Caci
                                          Title: Chief Financial Officer