Form 10-K
period 1999-04-30
DATATEC SYSTEMS INC
filed 1999-08-13
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended April 30, 1999
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the Transition period from ________ to ________

                          Commission File No. 000-20688

                              DATATEC SYSTEMS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                   Delaware                             94-2914253
                   --------                             ----------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

      20C Commerce Way, Totowa, NJ                      07512-1154
      ----------------------------                      ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (973) 890-4800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
Common Stock, $.001 par value         Boston Stock Exchange and Nasdaq Small-Cap
                                      Market
Preference Share Purchase Rights      Boston Stock Exchange and Nasdaq Small-Cap
                                      Market

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

                                   YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Registrant's voting stock held by non-affiliates at July 30, 1999 was approximately $99,374,159. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

The total number of shares of Common Stock of the Registrant outstanding at July 30, 1999 was 31,160,389.

                                TABLE OF CONTENTS



Part I                                                                    Page #

Item 1.     Business                                                        3
Item 2.     Properties                                                     13
Item 3.     Legal Proceedings                                              13
Item 4.     Submission of Matters to a Vote of Security Holders            13


Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                            14
Item 6.     Selected Financial Data                                        16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      17
Item 8.     Financial Statements and Supplementary Data                    24
Item 9.     Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       52


Part III

Item 10.    Directors and Executive Officers of the Registrant             53
Item 11.    Executive Compensation                                         55
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                 59
Item 13.    Certain Relationships and Related Transactions                 60


Part IV

Item 14.    Exhibits, Financial Statements Schedules and Reports
            on Form 8-K                                                    61

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

                                     PART I

Item 1.   Business

The Company

            Datatec Systems, Inc. and subsidiaries (the "Company" or "Datatec") are in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery of complex IT solutions. The Company markets its services to Fortune 2000 customers and other large systems manufacturers, systems integrators, independent software vendors and telecommunications carriers (collectively, "Technology Providers") in the United States and Canada. The Company's deployment services include the following: (i) the process of "customizing" network devices such as routers, switches, servers, workstations to meet the specific needs of the user (hereinafter referred to as "configuration"), (ii) the process of ensuring that devices installed on a network are compatible with the topology of the network and all legacy systems (hereinafter referred to as "integration"), and (iii) the physical process of installing technology on networks (hereinafter referred to as "installation"). The Company is expecting to begin generating revenues from licensing its e-Deploy.com(TM) web-based software tool through its subsidiary called e-Deploy.com, Inc. during fiscal 2000.

            The Company utilizes a software-enabled implementation model to provide its deployment services, which allows the Company to efficiently deliver high quality and cost effective large-scale technology deployment solutions for Fortune 2000 companies and other Technology Providers in the United States and Canada primarily on a fixed time/fixed cost basis. The components of the Company's implementation model include the following:

o The utilization of a proprietary web-based software tool, e-Deploy.com(TM), which includes the Integrator's Workbench Product SeriesTM ("Integrator's Workbench"), that provides pricing, assessment, design and project management automation and enhances the speed and accuracy of the deployment process. The automation also significantly reduces the labor costs and technical skills required to accomplish most complex deployment projects.

o The employment of a field deployment team throughout the United States and Canada that is capable of delivering complex technologies, which include computing platforms, cabling, and infrastructure.

o           The  application  of five  staging  and  configuration  centers,  to conduct numerous activities including receipt and tracking of project components, assembly, testing, verification, documentation and configuration and integration of hardware and software components. By conducting these activities at the Company's staging centers, and utilizing, where applicable, the Company's Integrator's Workbench software tools, the Company is able to prepare and roll-out project components so that they arrive at a customer site in a "plug and play" state.

            The Company operates out of 19 offices and has a field deployment team of approximately 390 people, allowing it to conduct multiple simultaneous large-scale deployments for Fortune 2000 end-user customers and Technology
Providers across the United States and Canada. The Company's deployment capabilities further permit Technology Providers to enhance the "absorption" of their products in the marketplace onto increasingly complex networks and information technology ("IT") environments.

            The Company is incorporated in Delaware and its stock is traded on the Nasdaq Small-Cap Market under the symbol "DATC" and the Boston Stock Exchange under the symbol "DAT". The Company maintains its executive offices at 20C Commerce Way, Totowa, New Jersey, 07512. Its telephone number is (973) 890-4800. The Company's website can be located at www.datatec.com.

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

            The dynamics that are creating an increasing demand for Datatec's software-enabled deployment offerings include the following:

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

            Datatec is positioned to address the demand for configuring, integrating and installing workstations, servers, routers, switches and the latest multi-service devices onto networks through its software-enabled process and methodology. Through proper utilization of its e-Deploy.com and Integrator's Workbench tools, the Company's proprietary software-enabled processes and methodologies, many labor-intensive deployment services are being automated thereby increasing the Company's effective yield and profitability. In the past few months, some of Datatec's end-user customers have expressed an interest in licensing Datatec's e-Deploy automated tools and processes to use as a framework for helping them plan, monitor and manage complex IT deployment implementations. In addition, Datatec's Technology Provider clients are also expressing interest in the software as it allows them to more easily define, develop and deliver IT solutions to their own customers and end users.

e-Deploy.com

            The e-Deploy solution is a compelling and unique mix of flexible tools, project logistics, process mapping/automation and connected, virtual "communities" of users and participants. Leveraging the core benefits of new-era IT applications and platforms, the solution combines the functionality of a full-featured customer relationship management ("CRM") application with the process framework, but includes the "just in time" information value of an enterprise resource planning ("ERP") application.

            The application platform is designed to be open and standards-based, and can easily integrate with a wide variety of other existing business systems including back office applications, management and support platforms and process automation tools. The e-Deploy solution is generally accessed via an Internet web browser connection.

At its highest level, e-Deploy has been grouped into five discreet applications sets that can be combined to provide workflow continuum and to more effectively integrate with an organization's existing platforms and applications solutions. Each application module and associated tool, leverages related project information and integrates seamlessly with one another. The five modules that make up e-Deploy are:

o           Bid & Proposal Engine
In practice, the Bid and Proposal Engine prompts users through a series of simple instructions that feed the project assessment tools. The user is left with a detailed proposal, scope of work, work estimates, pricing and contract draft. The Statement of Work ("SOW") and other deliverables provide a digital "baseline" for other e-Deploy.com modules. This application has proven to reduce sales lead times by up to 90% and truly leverages an organization's professional resources by maximizing their ability to quickly and accurately respond to complex opportunity assessment.

o           Preparation & Design
  This section organizes the collection of data from site and equipment surveys, creates a gap analysis and drives to a fully designed and ready to implement project plan. e-Deploy provides the user with tools to feed project and equipment specific configuration files that construct the base for its automated configuration solution sets. Once confirmed, this module provides a backdrop for access to other e-deploy tools that organize a project. The tool set provides a base information flow for project contacts, site information, schedules and begins the project manual process. This approach institutionalizes the proven e-Deploy to successful project fulfillment, and feeds other modules for project deployment steps.

o Configuration & Integration (Integrators' Workbench) e-Deploy's automated configuration tools load software on any manner of desktop-based servers, PCs, applications or operating systems as well as complex internetworking/multiservices equipment including routers, switches and IP telephony devices. These automated tools reduce configuration time by 50% to 90% compared with other manual and semi-automatic approaches and prepare these devices for easy to complete, plug and play installations. These tools are available through the e-Deploy.com web-based Extranet site and can be used either onsite or via multi-disciplinary configuration centers.

o           Deployment Management
  This module builds the base for managing information flow for equipment shipments, completion schedules, configuration files, quality tracking and related customer satisfaction statistics. e-Deploy.com has an innovative "dashboard" report that consolidates all the many steps and report formats into a single "at a glance" report for the project managers to assess project progress.

o           Transition & Maintenance
  Once deployed, this module organizes as-built drawings and digitized images and maintenance reports, installed equipment serial numbers, and creates the configuration database for future reference. e-Deploy.com provides on-line product registration information, and becomes a source for on-site configuration rebuilds for update or maintenance purposes.

In the hands of any Technology Provider, including Datatec, the software tools provide support in their endeavors to:

o           Shorten time to market for new product introductions;
o Create a fast unified, efficient and accurate end-user pricing methodology;
o           Obtain real time, secure feedback from its channel;
o Provide their channel opportunities to propose and bid on leads with minimal resource and at high speed;
o Provide the channel with a well-proven and accepted implementation process.

  Other  benefits  provided  by  e-Deploy  technology  providers,   as  well  as
end-users, include the following:

o Planning, monitoring and executing complex technology implementations. The integrated applications of e-Deploy allows users to better manage the myriad of personnel, issues, customer needs, and logistics that all need to be properly coordinated to ensure success.

o Reduction in labor costs and increased productivity. Typical time reductions achieved by using Datatec's software-enabled process range between 40% and 90%. For example, the typical router that takes between forty-five minutes and one hour to configure and document manually is reduced to five minutes using the Company's software-enabled process. The software-enabled process further reduces the Company's costs to complete deployment projects by using fewer high priced engineers. Accordingly, Datatec can reduce the prices for deployment services without compromising margins. In addition, projections of task times become significantly more accurate as these tasks become less dependent on human intervention and increasingly automated. As a result of the utilization of the software-enabled process, Datatec significantly reduces the risk of cost overruns for its clients.

o The ability to leverage technical skills. Highly complex technical solutions can be deployed using less technical people, as the knowledge is resident in the software. This is of particular importance in the IT market, where the increasing demand for experienced highly skilled engineers is placing constraints on the availability of such resources. Because of the methodologies employed at Datatec's configuration centers, products arrive at a client's site in a "plug and play" state. The Company's field deployment force are fully equipped to address computing, cabling or electrical tasks associated with a technology deployment. As a result, it usually takes only one visit to a site to complete the installation.

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

Site Readiness and Infrastructure ("SRI"). A major technology migration or upgrade within an organization often first requires an overhaul of the company's physical infrastructure. The Company has significant experience and expertise in ensuring a site is fully capable of accepting a new technology. Infrastructure improvement could include one or all the following:

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

Strategy

            The Company's mission is to see its processes and methodologies become the defacto standard for technology deployment. The strategy is to achieve this by both providing direct services to end-users and by providing resources or licensing its software to Fortune 2000 customers and large Technology Providers who utilize the tools to deploy technology using their own resources. The Company is also pursuing the following strategies:

o Continuing to invest in the research and development of automated tools through a separate subsidiary called e-Deploy.com, Inc.;

o Creating strong long-term relationships with end-user clients and Technology Providers, thereby providing a source for repeatable business;

o Engaging its salesforce to support the selling efforts of its strategic partners like Cisco, IBM and Microsoft, as well as selling to direct end-user clients;

o Supplementing its organic growth with strategic acquisitions where it can leverage its tools and processes and methodology to significantly enhance the gross margins and quality of the acquired company's revenues and expand geographic coverage.

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

            The Company has two sales forces comprised of 40 individuals. The direct sales division is dedicated to bringing full solutions to end-users while the indirect division provides solutions to Technology Providers in the form of either resources or process via the Company's web-based tools. Both sales teams follow a rigorous methodology called "The Datatec Relationship Cycle" (the "DRC"), which has been instrumental in creating long-term relationships with the Company's clients. The DRC consists of the following five stages: (i) initiation, (ii) definition, (iii) testing, (iv) rollout, and (v) feedback. This process has enabled the Company to monitor and improve client satisfaction.

            There is significant interaction between the various departments in the Company to bring optimal solutions to its clients. The Company's sales functions work as a team with the Professional Services division who, in turn, work closely with the software development division to provide the most cost effective solutions to our clients.

Clients

            The Company performs deployment services directly to a variety of end-user clients across a broad range of industries. The Company also delivers its services to end-users through indirect clients that utilize the Company's deployment services on a project-by-project basis. The Company's clients include:


     Direct                                  Indirect
     ------                                  --------
     American Stores Company             Automated Data Processing, Inc.
     Blockbuster Entertainment Inc.      Bell Atlantic Network Integration, Inc.
     Federated Department Stores, Inc.   Cisco Systems, Inc.
     Lowe's Companies, Inc.              Computer Sciences Corporation
     Office Depot, Inc.                  Diebold Incorporated
     Regions Financial Corporation       Electronic Data Systems Corporation
     Starbucks Corporation               IBM Global Services
     The Chubb Corporation
     The Home Depot, Inc.
     Toys "R" Us, Inc.
     Walgreen Co.

            The Company utilizes the DRC to monitor and continually improve client satisfaction. The Company has several large repeat clients and believes that significant opportunities exist to expand its client relationships and leverage its existing client base. The Company will continue to emphasize client satisfaction and seek ways to improve service in order to generate increased repeat business.

            During each of the past three fiscal years, sales of the Company's services to a limited number of customers have accounted for a substantial percentage of the Company's total revenues. For the years ended April 30, 1999, 1998 and 1997, the Company's 15 largest customers accounted for approximately
57.3%, 51.8% and 61.5% of the Company's revenues. For the year ended April 30, 1999 Cisco Systems, Inc. accounted for approximately 10.3% of the Company's revenues. For the year ended April 30, 1998, there were no customers who accounted for more then 10% of the revenues. For the year ended April 30, 1997, Federated Department Stores, Inc. and Lowe's Companies, Inc. accounted for approximately 11.7% and 10.1% respectively, of the Company's total revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter-to-quarter, based on the requirements of its customers and the timing of delivery of services.

Competition

            The Company competes with a number of other companies involved in the design, installation, integration and servicing of computer networking technologies, as well as companies that develop software tools to automate the technology implementation process. The IT deployment market is highly fragmented and characterized by a small number of very large organizations that carry out a significant amount of deployment and a large number of small companies that in turn carry out small amounts of deployment. In addition to direct competition, the Company faces indirect competition from its existing customers, many of whom internally design, integrate and deploy their own technologies. The Company, however, knows of no other company that offers rapid IT deployment services or software tools designed to support the delivery of complex IT solutions as their primary business focus.

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

Employees

            As of April 30, 1999, the Company had approximately 750 full-time employees. Of these full-time employees, approximately 390 are employed under contracts with the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 1430.

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

Item 2.  Properties

            The Company's corporate headquarters is located in Totowa, New Jersey. The headquarters leased office space of 19,245 square feet also houses the Company's New York/New Jersey office. In addition to its headquarters building, the Company leases throughout the United States approximately 186,767 square feet of space in 17 locations for its sales and field operations and configuration centers. The Company also leases an aggregate of approximately 17,110 square feet of space in one location in Canada.


Item 3.  Legal Proceedings

            The  Company  is  not  a  party  to  any  legal   proceedings  which
individually or in the aggregate, is believed to be material to the Company's business.


Item 4.  Submission of Matters to a Vote of Security Holders

            None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

            The Company's Common Stock is currently traded on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "DATC". The Company's Common Stock commenced listing on Nasdaq on May 3, 1994. The following table sets forth the high and low sale prices on Nasdaq for the periods indicated.

                                                                High                    Low
                                                                ----                    ---
    May 1, 1997 - July 31, 1997.................                $5 5/8                  $2 3/4
    August 1, 1997 - October 31, 1997...........                $8 7/16                 $3 7/8
    November 1, 1997 - January  31, 1998........                $7 1/8                  $3 3/32
    February 1, 1998 - April 30, 1998...........                $6 3/4                  $3 1/2
    May 1, 1998 - July 31, 1998.................                $6 3/8                  $3 13/16
    August 1, 1998 - October 31, 1998...........                $4 6/32                 $1 7/8
    November 1, 1998 - January  31, 1999........                $5 6/32                 $2 9/16
    February 1, 1999 - April 30, 1999...........                $4 1/2                  $2 1/4

            On July 30, 1999, the closing sale price for the Company's Common Stock as reported on Nasdaq was $3.625. As of July 30, 1999, there were approximately 199 holders of record of the Company's Common Stock.

            The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to shareholders in amounts sufficient to reimburse Datatec Industries, Inc. shareholders for Federal (and some state) income tax liabilities arising from Datatec Industries, Inc. former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. The Company's loan agreements with the bank include a restriction prohibiting the payment of dividends.

Recent Sales of Unregistered Securities

            During the fiscal year ended April 30, 1999, the following securities were sold by the Company without registration under the Securities Act. Except as otherwise indicated, the securities were sold by the Company in reliance upon the exemption provided by Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

            In May 1998, the Company entered into a financing arrangement with Shepherd Investments International, Ltd. ("Shepherd") and Stark International ("Stark") pursuant to which it issued 300 shares of Series E Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $3,000,000. The Company issued to Shepherd and Stark currently exercisable warrants to purchase an aggregate of 90,000 shares of Common Stock at a per share exercise price of $6.29, which expire in April 2001. In connection with the offering, the Company (i) paid a placement fee to Reedland Capital Partners equal to 5% of the gross proceeds, and (ii) issued currently exercisable warrants to Reedland Capital Partners to purchase an aggregate of 75,000 shares of Common Stock at a per share exercise price of $6.29, which expire in April 2003. As of April 30, 1999, 180 shares of the preferred stock had been converted into 718,860 shares of common stock. Subsequent to April 30, 1999, the remaining 120 shares of preferred stock were converted into 473,124 shares of common stock.

            In February 1999, the Company sold an aggregate 533,334 shares of common stock in a private placement to accredited investors, at a purchase price of $3.75 per share.

Item 6.  Selected Financial Data

            The following table sets forth the selected financial data of the Company for, and at the end of the years ended April 30, 1995, 1996, 1997, 1998 and 1999.

            The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.

                                                                                      Year Ended
                                                                                      April 30,
                                                -----------------------------------------------------------------------------------
                                                                  (in thousands, except share and per share data)
Statement of Operations Data:                       1995            1996                1997               1998          1999
                                                -------------- ---------------     ---------------    ---------------  ------------

Revenues                                        $      55,876   $      59,169           $  59,481         $   76,804     $  93,751
Operating income                                        3,204         (4,248)               1,538                517         1,662
Income (loss) from continuing operations                2,596         (5,149)                 127            (1,218)         (191)
Discontinued operations                               (4,989)         (8,046)             (5,662)            (2,768)         (315)
Extraordinary item                                         --           (223)(a)              --                 --            --
Net income (loss)                               $   $ (2,393)       $(13,418)           $ (5,535)(b)      $  (3,986)    $    (506)
                                                ============== ===============     ===============    ===============  ============

Income (loss) per share - Basic:
  Income (loss) from continuing operations      $         .16   $       (.28)        $      (.09) (b)    $     (.05)   $     (.01)
  Discontinued operations                               (.31)           (.44)               (.27)              (.10)         (.01)
  Extraordinary item                                       --           (.01)                  --                 --            --
                                                ============== ===============     ===============    ===============  ============
Net loss per share                              $       (.15)   $       (.73)        $      (.36) (b)     $    (.15)   $     (.02)
                                                ============== ===============     ===============    ===============  ============

Income (loss) per share - Diluted:
  Income (loss) from continuing operations      $         .14   $       (.28)       $       (.09)       $      (.05)   $     (.01)
  Discontinued operations                                (.27)          (.44)               (.27)              (.10)         (.01)
  Extraordinary item                                       --           (.01)                  --                 --            --
                                                -------------- ---------------     ---------------    ---------------  ------------
Net loss per share                              $       (.13)   $       (.73)       $       (.36)       $      (.15)   $     (.02)
                                                ============== ===============     ===============    ===============  ============

Average common and common equivalent
shares - Basic                                    16,181,000      18,354,000          21,151,000         26,451,000    29,517,000
                                                =============== ===============     =============     ==============   ============

Average common and common equivalent
shares - Diluted                                  17,981,000      18,354,000          21,151,000         26,451,000    29,517,000
                                                =============== ===============     =============      =============   ============

(a) Write off of unamortized deferred financing fees as a result of the early extinguishment of debt.
(b) The net loss applicable to common shareholders has been increased by $2,128,000, representing the non-cash accretion of the discount on convertible preferred securities.


                                                                  April 30,
                               ----------------------------------------------------------------------------------
                                1995              1996              1997              1998              1999
                                ----              ----              ----              ----              ----
Balance Sheet Data:

Working capital (deficit)          $(585)          $(7,664)          $(2,957)          $  1,022          $  2,297
Total assets                      22,334            23,494            27,804            37,813            40,603
Long-term debt                     3,642             2,338             4,751             2,415               607
Total shareholders'
  equity (deficit)                 1,967           (3,706)           (1,750)            10,468            14,729

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

Overview

            The Company is in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery of complex IT solutions. Utilizing five regional staging and configuration centers and its own field deployment team of approximately 390 people operating out of 19 offices, the Company conducts multiple simultaneous large scale deployments for organizations throughout the United States and Canada. The Company believes its consistent, rapid deployment model enables its end-user customers to accelerate the assimilation of networking technologies into their organizations and allows its Technology Providers to enhance the "absorption" of their products in the marketplace.

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

            During fiscal 1999 the Company began expanding its development of software tools to incorporate several new applications in addition to its Integrators Workbench and has incorporated them into a new product named e-Deploy.com. As previously mentioned in Item 1., these applications include:
Bid and Proposal, Preparation and Design, Deployment Management and Transition and Maintenance. In light of potential conflicts between the licensing of e-Deploy.com and providing deployment services, the Company formed a new subsidiary in July 1999. This new subsidiary is focused on the development, marketing and licensing of e-Deploy.com. The subsidiary is incorporated in Delaware under the name e-Deploy.com, Inc..

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

            During fiscal 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new standard provides guidance as to whether certain costs of computer software developed or obtained for internal use should be capitalized or expensed. In accordance with this new standard, the Company has capitalized $681,000 of costs during fiscal 1999.

            During 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs and requires these costs to be expensed as incurred. The Company will adopt the new standard in the first quarter of fiscal 2000. Had the Company adopted the new standard as of April 30, 1999 the net loss of $506,000 for the year ended April 30, 1999 would have been increased by $1,622,000 for the effect of the write-off of pre-contract costs which were previously capitalized (see Note 1 to the Consolidated Financial Statements).

            As  of  April  30,  1999,   the  Company  has  net  operating   loss
carryforwards for Federal tax purposes of approximately $14 million. United States tax rules limit the amount of net operating loss that companies may utilize in any one year in the event of cumulative changes in ownership over a three year period in excess of 50%. The Company has completed several financings since the effective date of these rules and does not believe that its ability to utilize its net operating loss carryforwards is limited as of April 30, 1999, although ownership changes in future periods may pose limitations of the Company's use of net operating loss carryforwards. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service.

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

Results of Operations

Comparison of Fiscal Years Ended April 30, 1999 and 1998

            Revenues. Revenues for the year ended April 30, 1999 were $93.8 million compared to $76.8 million for the year ended April 30, 1998, representing an increase of 22.1%. The Company has seen increased demand for its services from both its direct end-user clients and its indirect clients, including its strategic partners. Revenues from the Company's indirect clients increased by 109%, while revenues to direct end-user clients increased by 9%. Over the past two years the Company has devoted significant efforts to developing strategic relationships with Technology Providers. The three most significant relationships to date include Cisco Systems, Inc., IBM and Microsoft, Inc. Revenue from these relationships has increased from $4.9 million in fiscal 1998 to $13.2 million in fiscal 1999.

            Gross profit. Gross profit for the year ended April 30, 1999 was $32.8 million compared to $29.6 million for the year ended April 30, 1998. Gross profit percentage was 35.0% for the year ended April 30, 1999 compared to 38.5% for the year ended April 30, 1998. The gross profit for the year was negatively impacted by lower than anticipated gross margins in the third quarter. Gross profit for the third quarter of 1999 was 31% compared to 40% for the third quarter of 1998. The third quarter gross profit in fiscal 1999 was negatively impacted by lower than anticipated revenue volume in the quarter and project management control issues with a couple of major projects .

            Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended April 30, 1999 were $31.1 million compared to $30.3 million for the year ended April 30, 1998, representing an increase of 2.7%. As a percentage of revenues, selling, general and administrative expenses were 33.1% for the year ended April 30, 1999 and 39.5% for the year ended April 30, 1998.

            Reversal of reserves deemed unnecessary. During the year ended April 30, 1998, the Company, as a result of assessing its previous history related to sales tax audit adjustments, reversed approximately $1.2 million of sales tax reserves it no longer deemed necessary.

            Interest expense. Interest expense for the year ended April 30, 1999 was $1.9 million compared to $2.1 million for the year ended April 30, 1998. Non-cash interest expense of $250,000 was recognized in 1998 related to the accretion of the discount on certain debt securities.

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

Comparison of Fiscal Years Ended April 30, 1998 and 1997

            Revenues. Revenues for the year ended April 30, 1998 were $76.8 million compared to $59.5 million for the year ended April 30, 1997, representing an increase of 29.1%. The increase is the result of increased demand for the Company's deployment services.

            Gross profit. Gross profit for the year ended April 30, 1998 was $29.6 million compared to $22.3 million for the year ended April 30, 1997. Gross profit percentage was 38.5% for the year ended April 30, 1998 compared to 37.5% for the year ended April 30, 1997. Gross profit for 1998 was not impacted by tight liquidity.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended April 30, 1998 were $30.3 million compared to $20.8 million for the year ended April 30, 1997, representing an increase of 45.7%. As a percentage of revenues, selling, general and administrative expenses represented 39.5% for the year ended April 30, 1998 and 34.8% for the year ended April 30, 1997. The increase in selling, general and administrative expenses is the result of the Company's continued investment in supporting its ability to sell and deliver software enabled rapid deployment services. The Company's expense structure enables it to provide nationwide deployment capabilities to its clients and believes that it is now capable of supporting significantly higher sales volumes without proportionate cost increases.

            Reversal of reserves deemed unnecessary. During the year ended April 30, 1998, the Company, as a result of assessing its previous history related to sales tax audit adjustments, reversed approximately $1.2 million of sales tax reserves it no longer deemed necessary.

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

Backlog

            Backlog for the Company's services as of July 1, 1999 totaled $59.0 million compared to $45.5 million as of July 1, 1998. Backlog consists of purchase orders, written agreements and oral agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Certain traditional customers of Datatec Industries, Inc. continue to order services through oral agreements, the Company is in the process of changing its procedures to assure that in the future, all services will be provided under written agreements or purchase orders. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

Liquidity and Capital Resources

            Cash and cash equivalents at April 30, 1999 were $234,000 compared to $317,000 as of April 30, 1998.

            During 1999, cash used by operations was $460,000 compared to 1998 cash usage of $8.6 million. The Company was able to improve its operating cash flow due in large part to improved working capital management including improvements in accounts receivable days sales outstanding and improved operating profitability.

            Cash used for investing activities during 1999 was $1.3 million compared to $3.1 million in 1998. During the year the Company continued to upgrade its internal computing and communications environment, to improve operational efficiencies as well as execute its year 2000 compliance plan.

            Cash provided by financing activities for the year ended April 30, 1999 was $1.7 million compared to $10.9 million for the year ended April 30, 1998. In 1999, the Company completed two private equity placements. During May 1998, the Company issued 300 shares of convertible preferred stock for net proceeds of $2.3 million. During February 1999, the Company issued 533,334 shares of common stock for proceeds of $2.0 million. The Company issued approximately 230,000 shares of common stock under its Employee Stock Purchase Plan and stock option plans for net proceeds of $0.6 million. These cash inflows were offset by payments of indebtedness of $3.2 million. In 1998, warrant holders exercised approximately 2.7 million warrants resulting in net proceeds to the Company of $9.7 million. Also, in 1998, the Company issued 855,000 shares of common stock for net proceeds of $3.1 million from private equity placements.

            In March 1997, the Company replaced existing credit facilities with a $17 million credit facility consisting of (i) a $15 million three year revolving credit facility and (ii) a $2 million three year term loan payable in monthly installments of principal and interest. The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 50% of eligible inventory. The revolving line of credit bears interest at prime plus .75% and the term loan bears interest at prime plus 1.5%. As of April 30, 1999 approximately $8.6 million was outstanding under the revolving credit facility and $1.2 million was outstanding under the term loan. As of April 30, 1999, the amount of additional available borrowings, as defined, was $1.3 million.

            As of April 30, 1999, the Company had working capital of $2.3 million compared to a working capital of $1.0 million at April 30, 1998. Included in current liabilities, as of April 30, 1999, is a term note of $1.2 million with the Company's primary lender which matures in April 2000. Although there can be no assurance, it is the Company's intention to refinance the existing term loan. The improvements in working capital are due to the equity offering during the year, improved profitability and improved working capital management.

            As of April 30, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $14 million to offset future taxable income. Such net operating loss carryforwards expire at various dates through 2014.

            The Company believes it has adequate liquidity and resources to sustain current operations for the next twelve (12) months.

Impact of the Year 2000 Issue

            The "Year 2000 Issue"  arises  because  many  computer  hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists and commentators, and it is not possible to predict what the actual impact may be. Given this uncertainty, the company recognizes the need to remain vigilant and is continuing its analysis, assessment, conversion and contingency planning for the various Year 2000 issues, across its business.

            The Company's Year 2000 initiatives are focused primarily on three areas of potential impact: internal information technology (IT) systems; internal non-IT systems, including services and embedded chips (controllers); and the readiness of significant third parties with whom the Company has material business relationships. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 internal IT and non-IT readiness issues.

            The Company estimates that at the conclusion of its various Year 2000 efforts, including conversion, testing and contingency planning, it will have spent a total of approximately $1.2 million over a multi-year period.
Although the Company believes its efforts will be successful, any failure or delay could result in the disruption of business and have an adverse effect on future results of operations or financial condition.

Inflation

            In the opinion of management, inflation has not had a material adverse effect on its results of operations.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statements Schedules

                        Consolidated Financial Statements

                                                                            Page
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 25
Consolidated Balance Sheets as of April 30, 1998 and 1999 . . . . . . . . . .26
Consolidated Statements of Operations for the years ended April 30, 1997,
  1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
Consolidated Statements of Comprehensive Loss for the years
  ended April 30, 1997, 1998 and 1999. . . . . . . . . . . . . . . . . . . . 28
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for the years ended April 30, 1997, 1998 and 1999 . . . . . . . . . . . . .29
Consolidated Statements of Cash Flows for the years ended
 April 30, 1997, 1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . .30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 51


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Datatec Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datatec Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998 and 1999 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datatec Systems, Inc. and subsidiaries as of April 30, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

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


                                              /S/ ARTHUR ANDERSEN LLP
                                              -----------------------
Roseland, New Jersey                          ARTHUR ANDERSEN LLP
August 9, 1999

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                 April 30,
                                                                                                        1998                1999

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                                             $    317,000         $    234,000
   Accounts receivable, less allowance for doubtful
      accounts of $305,000 and
      $326,000 in 1998 and 1999, respectively                                                       18,106,000           20,661,000

   Inventory (Note 1)                                                                                3,118,000            3,252,000
   Prepaid expenses and other current assets (Note 1)                                                2,983,000            2,970,000
   Net assets from discontinued operations (Notes 1 & 15)                                              501,000              447,000
                                                                                                  ------------         ------------
   Total current assets                                                                             25,025,000           27,564,000
Property and equipment, net (Notes 1, 4 & 6)                                                         6,012,000            5,200,000
Goodwill, net (Notes 1 & 2)                                                                          3,975,000            3,539,000
Other assets  (Notes 1 & 8 )                                                                         2,801,000            4,300,000
                                                                                                  ------------         ------------
               Total assets                                                                       $ 37,813,000         $ 40,603,000
                                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIaBILITIES:
   Short-term borrowings (Note 5)                                                                 $ 10,759,000         $  8,623,000
   Current portion of long-term  debt (Note 6)                                                       1,063,000            1,783,000
   Accounts payable                                                                                  7,085,000            9,943,000
   Accrued and other liabilities                                                                     5,096,000            3,866,000
   Due to related parties (Note 9)                                                                        --              1,052,000
                                                                                                  ------------         ------------
               Total current liabilities                                                            24,003,000           25,267,000
                                                                                                  ------------         ------------
Due to related parties (Note 9)                                                                        927,000
                                                                                                                       ------------
                                                                                                                       ------------
Long-term debt (Note 6)                                                                              2,415,000              607,000
                                                                                                  ------------         ------------
Commitments and contingencies (Note 11)
Shareholders' equity (Notes 1, 7 & 13):
   Preferred stock, $.001 par value (4,000,000 shares
   authorized, 300 shares issued and 120 outstanding
   as of April 30, 1999)                                                                                  --                   --

   Common  stock,  $.001 par value  (authorized
   75,000,000 shares;  issued and outstanding
    29,007,000 and 30,489,000 shares as of April 30,
    1998 and 1999, respectively)  (Notes 7 & 13)                                                        29,000               30,000
   Additional paid-in capital                                                                       29,556,000           34,317,000
   Accumulated deficit                                                                             (18,769,000)         (19,275,000)
   Accumulated comprehensive loss                                                                     (348,000)            (343,000)
                                                                                                  ------------         ------------
      Total shareholders' equity                                                                    10,468,000           14,729,000
                                                                                                  ------------         ------------
       Total liabilities and shareholders' equity                                                 $ 37,813,000         $ 40,603,000
                                                                                                  ============         ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Years Ended
                                                                                                 April 30,
                                                           ------------------------------------------------------------------------
                                                                                1997                  1998                  1999
                                                                                ----                  ----                  ----


Revenues (Note 1)                                                          $ 59,481,000          $ 76,804,000          $ 93,751,000
Cost of revenues                                                             37,159,000            47,208,000            60,993,000
                                                                           ------------          ------------          ------------
Gross profit                                                                 22,322,000            29,596,000            32,758,000

Selling, general and administrative expenses                                 20,784,000            30,279,000            31,096,000
Reversal of reserves deemed unnecessary (Note 1)                                   --              (1,200,000)                 --
                                                                           ------------          ------------          ------------
Operating  income                                                             1,538,000               517,000             1,662,000
Other income                                                                    430,000                  --                    --
Interest expense (Notes 5 and 6)                                             (1,730,000)           (2,135,000)           (1,853,000)
                                                                           ------------          ------------          ------------
 Income (loss) before provision (benefit) for
  income taxes                                                                  238,000            (1,618,000)             (191,000)
Provision (benefit) for income taxes (Notes 1 & 8)
                                                                                111,000              (400,000)                 --
                                                                           ------------          ------------          ------------
Income (loss) from continuing operations
                                                                                127,000            (1,218,000)             (191,000)
Discontinued operations (Note 15):
  Loss from operations
                                                                             (4,709,000)           (2,768,000)             (315,000)
  Provision for future losses
                                                                               (953,000)                 --                    --
                                                                           ============          ============          ============
Net loss
                                                                           $ (5,535,000)         $ (3,986,000)         $   (506,000)
                                                                           ============          ============          ============

INCOME (LOSS) PER SHARE - BASIC AND DILUTED (Note 3):
  Income (loss) from continuing operations
                                                                           $       (.09)         $       (.05)         $       (.01)

  Discontinued operations
                                                                                   (.27)                 (.10)                 (.01)
                                                                           ============          ============          ============
NET LOSS PER SHARE - BASIC AND DILUTED
                                                                           $       (.36)         $       (.15)         $       (.02)
                                                                           ============          ============          ============

 WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES - BASIC AND DILUTED
                                                                             21,151,000            26,451,000            29,517,000
                                                                           ============          ============          ============

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)


                                                                       For the Years Ended
                                                                              April 30,
                                                ------------------------------------------------------------------------
                                                        1997                      1998                    1999
                                                ----------------------    ---------------------    --------------------


Net loss                                            ($5,535,000)           ($3,986,000)           ($  506,000)

Other comprehensive income (loss) -

  Foreign currency translation adjustment               (38,000)               (63,000)                 5,000
                                                    -----------            -----------            -----------


Comprehensive loss                                  ($5,573,000)           ($4,049,000)           ($  501,000)
                                                    ===========            ===========            ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              Datatec Systems, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 7)

                                                         Preferred Stock              Common Stock
                                                    --------------------------------------------------------    Additional
                                                                                                             Paid-in Capital
                                                     Shares         Dollars         Shares       Dollars         Preferred
                                                    ------------  -------------  ------------- ------------- --------------

Balance at April 30,1996                                      -    $         -     20,341,000      $ 20,000     $    -

  Distributions to S Corporation
     Shareholders
  Issuance of preferred stock (Note 7)                  350,000                                                 6,562,000
  Amount allocated to warrant
     and beneficial conversion feature
     on convertible debt and equity
     securities (Note 7)                                      -              -              -             -     2,128,000
  Conversion of preferred stock into
     common stock (Note 7)                             (350,000)                    2,500,000         3,000    (8,690,000)
  Exercise of warrants and options                                                    649,000         1,000
  Conversion of accounts payable into
     common stock                                                                     171,000
  Conversion from S corporation status
     to C corporation
  Net loss
  Effect of exchange rate changes


                                                    ------------  -------------  ------------- -------------  --------------
Balance at April 30, 1997                                     -              -     23,661,000        24,000             -

  Exercise of warrants and options                                                  3,860,000         4,000
  Private placement offerings of common stock                                         855,000         1,000
  Conversion of long-term debt into common stock                                      631,000
  Net loss
  Effect of exchange rate changes


                                                    ------------  -------------  ------------- -------------  --------------
Balance at April 30, 1998                                     -              -     29,007,000        29,000             -

  Issuance of preferred stock (Note 7)                      300              -                                  2,337,000
  Exercise of warrants and options                                                     40,000             -
  Private placement offering of
     common stock (Note 7)                                                            533,000             -
  Issuance of common stock under
     Employee Stock
     Purchase Plan (Note 10)                                                          190,000             -
  Conversion of preferred stock into
     common stock (Note 7)                                 (180)             -        719,000         1,000    (1,402,000)
  Net loss
  Effect of exchange rate changes

                                                    ------------  -------------  ------------- -------------  --------------

Balance at April 30, 1999                                   120    $         -     30,489,000      $ 30,000     $ 935,000
                                                    ============  =============  ============= =============  ==============


                                                         Additional       Accumulated     Accumulated          Total
                                                       Paid-in Capital      Deficit       Comprehensive     Shareholders'
                                                            Common                              Loss       Equity (Deficit)
                                                    -----------------  ---------------  --------------  ----------------

Balance at April 30,1996                                 $ 11,662,000    $ (15,141,000)     $ (247,000)   $ (3,706,000)

  Distributions to S Corporation
     Shareholders                                                             (837,000)                       (837,000)
  Issuance of preferred stock (Note 7)                                                                       6,562,000
  Amount allocated to warrant
     and beneficial conversion feature
     on convertible debt and equity
     securities (Note 7)                                      825,000       (2,128,000)                        825,000
  Conversion of preferred stock into
     common stock (Note 7)                                  8,687,000                                                -
  Exercise of warrants and options                            429,000                                          430,000
  Conversion of accounts payable into
     common stock                                             549,000                                          549,000
  Conversion from S corporation status
     to C corporation                                      (8,858,000)       8,858,000                               -
  Net loss                                                                  (5,535,000)                     (5,535,000)
  Effect of exchange rate changes                                                              (38,000)        (38,000)


                                                     -----------------  ---------------  --------------  --------------
Balance at April 30, 1997                                  13,294,000      (14,783,000)       (285,000)     (1,750,000)

  Exercise of warrants and options                         11,021,000                                       11,025,000
  Private placement offerings of common stock               3,079,000                                        3,080,000
  Conversion of long-term debt into common stock            2,162,000                                        2,162,000
  Net loss                                                                  (3,986,000)                     (3,986,000)
  Effect of exchange rate changes                                                              (63,000)        (63,000)


                                                     -----------------  ---------------  --------------  --------------
Balance at April 30, 1998                                  29,556,000      (18,769,000)       (348,000)     10,468,000

  Issuance of preferred stock (Note 7)                                                                       2,337,000
  Exercise of warrants and options                             75,000                                           75,000
  Private placement offering of
     common stock (Note 7)                                  1,854,000                                        1,854,000
  Issuance of common stock under
     Employee Stock
     Purchase Plan (Note 10)                                  496,000                                          496,000
  Conversion of preferred stock into
     common stock (Note 7)                                  1,401,000                                                -
  Net loss                                                                    (506,000)                       (506,000)
  Effect of exchange rate changes                                                                5,000           5,000

                                                     -----------------  ---------------  --------------  ==============
Balance at April 30, 1999                                $ 33,382,000    $ (19,275,000)     $ (343,000)   $ 14,729,000
                                                     =================  ===============  ==============  =============-



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended
                                                                                                  April 30,
                                                                       -------------------------------------------------------------
                                                                                    1997               1998                 1999
                                                                                    ----               ----                 ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $ (5,535,000)       $ (3,986,000)       $   (506,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities--
     Depreciation and amortization                                                1,200,000           2,090,000           2,723,000
     Impairment of long-lived asset                                                    --                  --               315,000
     Accretion of debt discount                                                     575,000             250,000                --
     Changes in operating assets and liabilities net of
      effects from acquisitions
        Increase in accounts receivable                                          (3,819,000)         (6,817,000)         (2,555,000)
        Increase (decrease) in inventory                                          1,104,000            (984,000)           (134,000)
        Increase in prepaid expenses and other assets                              (940,000)           (537,000)         (1,620,000)
        (Increase) decrease in net assets from discontinued
        operations                                                               (1,590,000)            327,000            (310,000)
        Increase (decrease) in accounts payable, accrued
        liabilities and other                                                    (2,169,000)          1,093,000           1,627,000
                                                                               ------------        ------------        ------------
        Net cash used in operating activities                                   (11,174,000)         (8,564,000)           (460,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                       (1,349,000)         (2,404,000)         (1,291,000)
  Net cash used for CASI acquisition                                                   --              (670,000)               --
                                                                               ------------        ------------        ------------
        Net cash used in investing activities                                    (1,349,000)         (3,074,000)         (1,291,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                        3,338,000          (2,749,000)         (2,136,000)
   Net proceeds (payments) of  indebtedness                                         958,000            (374,000)         (1,088,000)
   Net proceeds from stock issuances                                              6,992,000          14,105,000           4,887,000
   Net proceeds from related parties                                              1,026,000             (99,000)               --
   Distributions to shareholders                                                   (837,000)               --                  --
                                                                               ------------        ------------        ------------
           Net cash provided by financing activities                             11,477,000          10,883,000           1,663,000
                                                                               ------------        ------------        ------------

           Net effect of foreign currency translation on cash                       (38,000)            (63,000)              5,000
                                                                               ------------        ------------        ------------

           Net decrease in cash                                                  (1,084,000)           (818,000)            (83,000)

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                  2,219,000          1 ,135,000             317,000
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                               $  1,135,000        $    317,000        $    234,000
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

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)         Business and Significant Accounting Policies:

            Business--

               Datatec Systems,  Inc. (the "Company"),  and its subsidiaries are in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery of complex IT solutions (see Note
                  15).

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

              Revenue Recognition--

               Revenues from configuration,  integration and deployment services are recognized as the services are provided. The Company recognizes revenue utilizing percentage of completion accounting for long-term contracts. Revisions in estimated profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are
                  made   currently  for   anticipated   losses  on   uncompleted
                  contracts.

               The Company may enter into certain  contracts  to sell  software.
                  Revenue from such contracts are recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition".

              Precontract Costs--

               Precontract  costs  incurred  in  connection  with  defining  and clarifying technical requirements and designing technical solutions related to executed contracts are deferred and amortized as the services are provided. As of April 30, 1998 and 1999, approximately $1,810,000 and $1,622,000, respectively, of such costs are included in other current assets.

              Cash and Cash Equivalents--

               TheCompany  considers  as  cash  equivalents  all  highly  liquid investments with an original maturity of three months or less. Other assets includes $132,000 of restricted cash as of April 30, 1998 and 1999, related to a certificate of deposit for the Company's EDA note.

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

              Capitalized Software Costs--

               The Company capitalizes  certain computer  software costs,  which includes product enhancements, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". These costs are amortized utilizing the straight-line method over the economic lives of the related software products, not to exceed three years. Approximately $780,000 and $2,295,000 of net capitalized software costs are included in other assets in the accompanying consolidated financial statements as of April 30, 1998 and 1999, respectively. Amortization expense of capitalized software costs for the year ended April 30, 1997, 1998 and 1999 was $0, $118,000 and $133,000 respectively.

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

               Subsequent to year-end,  the Company sold  property it owned that was included in net assets from discontinued operations as of April 30, 1999. The sale resulted in a writedown of $315,000, which has been reflected as a loss from discontinued operations for the year ended April 30, 1999 (see Note 15).

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

              Foreign Currency Translation--

               The local currency of the  Company's  foreign  subsidiary  is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into US dollars at the current exchange rate. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated comprehensive loss included in shareholders' equity.

              Stock Based Compensation--

               Statement of Financial  Accounting Standards No. 123, "Accounting
                  for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 10).

              Internal Use Software--

               During 1999, the Company adopted  Statement of Position No. 98-1,
                  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires certain costs of computer software developed or obtained for internal use be capitalized or expensed as incurred. During the year ended April 30, 1999, approximately $681,000 of costs were capitalized under SOP 98-1 and are reflected in other assets in the accompanying balance sheet. These costs relate to the design and installation of internal use software developed for the Company's job costing and other systems and will be amortized over a period not to exceed three years. Approximately $29,000 of amortization expense was incurred during the year ended April 30, 1999. The Company has expensed, in accordance with SOP 98-1, those costs which were incurred during the preliminary and post implementation phases.

            Recent Accounting Pronouncements--

               During  1998,   the  American   Institute  of  Certified   Public
                  Accountant's ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year and adoption of the SOP.

               The Company has  decided to adopt the new  standard  in the first quarter of fiscal 2000. Had the Company adopted the new standard as of April 30, 1999 the net loss of $506,000 for the year ended April 30, 1999 would have increased by $1,622,000 for the effect of the write-off of pre-contract costs which were previously capitalized.

               Comprehensive Income (Loss)--

               Effective May 1, 1998, the Company adopted Statement of Financial
                  Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive income consists primarily of foreign currency translation adjustments.

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

               In March 1998, the Company acquired the remaining 20% of CASI for
                  $2,414,000. As part of the purchase price the Company issued a convertible note due June 15, 1998 for $1,833,000 (see Note
                  5). This note was paid in full on May 1, 1998. In connection with the purchase, the Company entered into a two-year non-compete agreement with the minority shareholder. Consideration for the non-compete agreement was $77,000.

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


                                                 Datatec Systems, Inc.         HH         Datatec Industries             Combined
                                              ------------------------  --------------  ---------------------     ------------------
For the year ended April 30, 1997

Net Sales                                           $   4,835,000        $       -       $   54,646,000           $   59,481,000
Income (loss) from Continuing Operations                (301,000)                -              428,000                  127,000
Loss from Discontinued Operations                     (5,267,000)         (395,000)                   -              (5,662,000)
Net income (loss)                                     (5,568,000)         (395,000)             428,000              (5,535,000)

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

               In accordance with SFAS 128, the following  table  reconciles net loss and share amounts used to calculate basic and diluted earnings per share:


                                                                              1997                  1998                  1999
                                                                              ----                  ----                  ----
        Numerator:
        Basic and Diluted-
  Income (loss) from continuing operations                               $    127,000           ($ 1,218,000)          ($   191,000)
  Less: preferred dividends (Note 7)                                       (2,128,000)                  --                     --
                                                                         ------------           ------------           ------------
  Loss available for common shareholders                                   (2,001,000)            (1,218,000)              (191,000)
  Discontinued operations                                                  (5,662,000)            (2,768,000)              (315,000)
                                                                         ------------           ------------           ------------

Net loss - Basic and Diluted                                             ($ 7,663,000)          ($ 3,986,000)          ($   506,000)
                                                                         ============           ============           ============

Denominator:
  Weighted average number of common
     shares outstanding - Basic                                            21,151,000             26,451,000             29,517,000
  Incremental shares from assumed
     conversions of options and debt                                             --                     --                     --
                                                                         ------------           ------------           ------------

  Weighted average number of common shares
     and common share equivalents- Diluted                                 21,151,000             26,451,000             29,517,000
                                                                         ============           ============           ============


Earnings per share - Basic and Diluted:
  Income (loss) from continuing operations                               ($      0.09)          ($      0.05)          ($       .01)
  Discontinued operations                                                       (0.27)                 (0.10)                  (.01)
                                                                         ------------           ------------           ------------

  Net loss                                                               ($      0.36)          ($      0.15)          ($       .02)
                                                                         ============           ============           ============

               In 1997, 1998 and 1999, approximately  2,406,000,  1,642,000, and
                  1,547,000 respectively, of outstanding options and warrants have been excluded from the computation of diluted EPS as their inclusion would have been antidilutive for those periods.

 (4)         Property and equipment:

               The following is a summary of property and equipment--

                                                                              April 30,
                                                                     1998                      1999

Equipment                                                       $ 1,955,000                $ 2,225,000
Computer equipment                                                4,661,000                  5,551,000
Furniture, fixtures and leasehold improvements                    4,135,000                  4,268,000
                                                                -----------                -----------
                                                                 10,751,000                 12,044,000
Less--Accumulated depreciation and amortization
                                                                  4,739,000                  6,844,000
                                                                -----------                -----------
   Property and equipment, net                                  $ 6,012,000                $ 5,200,000
                                                                ===========                ===========

 (5)        Short-term borrowings:

                The Company has a revolving loan  agreement  that  provides  for maximum borrowings of $15,000,000. Availability under the revolving loan is calculated as the sum of 85% of eligible accounts receivable, as defined, and 50% of the cost or wholesale market value of eligible inventory, as defined. Approximately $8,623,000 was outstanding as of April 30, 1999. The amount of additional available borrowings, as defined, was $1,290,000 as of April 30, 1999. The revolving loan accrues interest at the prime rate plus 0.75% (8.5% at April 30, 1999) and matures on March 16, 2000.

                Included  in  short-term  borrowings,  as of April  30,  1998 is
                   $1,833,000 due to the minority shareholder of CASI. The note bore interest at 10% per annum. On May 1, 1998 the Company paid the note in full plus accrued interest.

(6)         Long-Term Debt:

            Long-term debt consists of the following:

                                                                                April 30,
                                                               -----------------------------------------
                                                                     1998                       1999
                                                                     ----                       ----

New Jersey EDA Note (a)                                          $   570,000                $   445,000
Term note (b)                                                      1,620,000                  1,195,000
Capital leases                                                     1,288,000                    750,000
                                                                 -----------                -----------
        Total debt                                                 3,478,000                  2,390,000
Less - current maturities                                         (1,063,000)                (1,783,000)
                                                                 -----------                -----------
        Long-term debt, net of current maturities                $ 2,415,000                $   607,000
                                                                 ===========                ===========


               (a)The Company had  previously  entered into a $1,320,000  loan agreement with the New Jersey Economic Development Authority ("NJEDA"). The loan provides for monthly payments of principal and interest through June 1, 2002. Monthly principal payments range from $9,000 to $14,000. Interest is based on a floating rate equal to the variable rate borne by the NJEDA Economic
                  Growth  Bonds.  As of April  30,  1999 the  interest  rate was
                  3.85%. The loan is secured by the assets acquired with the loan proceeds.

               (b)The term note bears  interest at a variable  rate equal to the prime rate plus 1.5% (9.25% at April 30, 1999) and is payable monthly. The principal is payable in monthly installments and matures in April 2000. The term note is collateralized by certain assets, as defined.

               In February  1997,  the  Company  issued   convertible  notes  of
                  $2,000,000. In connection with these notes, the Company issued warrants to purchase 700,000 shares of the Company's common stock at $5.25 per share, the fair market value on the date of issuance. These notes were convertible at 80% of the market price on the date of conversion. Approximately $825,000 was allocated to paid-in-capital attributable to the warrants and the beneficial conversion feature of the convertible debt. The debt was subsequently accreted to face value by a non-cash charge to interest expense of $575,000 in 1997 and $250,000 in 1998. During fiscal 1998, the entire principal amount of the notes and accrued interest were converted into an aggregate of approximately 631,000 shares of common stock.

               The scheduled repayments of long-term debt are as follows:

                  2000                                         $ 1,783,000
                  2001                                             440,000
                  2002                                             154,000
                  2003                                              13,000

 (7)        Shareholders' equity:

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

               In May 1998, the Company issued 300 shares of Series E Cumulative
                  Convertible Preferred Stock. The net proceeds from this issuance were approximately $2,350,000. In connection with the transaction, the Company issued warrants to purchase 165,000 shares of common stock at $6.29. The Series E Cumulative Convertible Preferred Stock is convertible into common stock at the lesser of $6.29 or the average of the closing bid prices selected by the holder for 2 days during the 10 days immediately prior to the conversion date (the "Floating Conversion Price"). The fair market value on the date of grant approximated the Floating Conversion Price.

               During  fiscal  1999,  180  shares  of the  Series  E  Cumulative
                  Convertible Preferred Stock were converted into 718,860 shares of common stock. Subsequent to April 30, 1999, the remaining 120 shares of preferred stock were converted into 473,124 shares of common stock.

            Common Stock--

               During fiscal 1998, the Company, through private placement equity offerings, issued 855,000 shares of common stock for net proceeds of approximately $3,080,000.

               In February 1999, the Company, through a private placement equity offering, issued 533,334 shares of common stock for net proceeds of approximately $1,862,000.

            Warrants--

                The following  table is a summary and status of warrants  issued by the Company:


                                             Outstanding Warrants
                                    ---------------------------------------
                                        Number             Weighted Average
                                      of Warrants            Exercise Price
                                    ----------------------------------------
April 30, 1996                         3,451,250             $   3.89
Grants                                   905,000             $   5.28
Exercises                               (178,100)            $   3.75
                                      ----------             -----

April 30, 1997                         4,178,150             $   4.20
Exercises                             (2,743,290)            $   3.75
                                      ----------             --------

April 30, 1998                         1,434,860             $   5.06
Grants                                   165,000             $   6.29
Cancellations                            (12,360)            $   3.75
                                      ----------             --------

April 30, 1999                         1,587,500             $   5.20
                                      ==========             ========


                                                                              Outstanding Warrants
                                                                -------------------------------------
                                                                 Weighted Average
Range of Exercise     Number               Warrants              Contractual Life    Weighted Average
     Prices        of Warrants           Exercisable               (in years)          Exercise Price
-----------------  ------------      ---------------------      -----------------    ----------------
$4.00 - $4.99      517,500                 517,500                   3.00            $   4.69
$5.00 - $5.99      885,000                 885,000                   2.77            $   5.26
  >$5.99           185,000                 185,000                   2.64            $   6.38
                 ---------               ---------                                   --------
    Total        1,587,500               1,587,500                                   $   5.20
                 =========               =========                                   ========

               In September 1997, the Company  provided notice to its redeemable warrant holders that it would redeem each warrant on October 23, 1997 for $0.05 if not exercised prior to that date. Throughout the month of October 1997, a total of approximately 2,743,000 warrants were exercised.

                The Company  follows the guidance  prescribed by SFAS No. 123 in accounting for its warrants.

(8)         Income Taxes:

               The Company accounts  for income  taxes under the  provisions  of
                  SFAS 109. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

                The  following  are  the  major   components  of  the  provision
                  (benefit) for income taxes as of April 30, -

                                     1997                      1998                     1999
                                     ----                      ----                     ----
  Current-
  Federal                         $       0                 $       0                 $       0
  State                             111,000                         0                         0
  Foreign                                 0                         0                         0
                                  ---------                 ---------                 ---------
                                    111,000                         0                         0
                                  ---------                 ---------                 ---------
Deferred-
  Federal                                 0                         0                         0
  State                                   0                  (400,000)                        0
  Foreign                                 0                         0                         0
                                  ---------                 ---------                 ---------
                                          0                  (400,000)                        0
                                  =========                 =========                 =========
Total provision (benefit)         $ 111,000                 $(400,000)                $       0
                                  =========                 =========                 =========

               The following indicates the significant  elements contributing to the difference between the U.S. Federal statutory tax rate and the Company's effective tax rate for the years ending April 30, -

                                                                    1997                   1998                 1999
                                                                 ------------      -----------------    --------------
                   US Federal Statutory tax rate                    34.0%                (34.0%)              (34.0%)
                   State and foreign income taxes                   46.6                  (24.7)                 --
                   Valuation reserve on deferred tax asset         (34.0)                  34.0                34.0
                                                                 ------------      -----------------    --------------

                   Effective tax rate                               46.6%                 (24.7%)                --
                                                                 ============      =================    ==============

               Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:

                                                                            April 30, 1998                  April 30, 1999
                                                                      --------------------      --------------------------
                 Net operating loss carryforwards                         $     5,509,000                   $   4,987,000
                 Depreciation                                                    (542,000)                       (711,000)
                 Allowance for doubtful accounts                                  102,000                          91,000
                 Inventory obsolescence                                           129,000                         106,000
                 Other                                                              2,000                          86,000
                                                                      --------------------      --------------------------
                                                                                5,200,000                       4,559,000
                 Valuation Allowance                                           (4,800,000)                     (4,159,000)
                                                                      ====================      ==========================
                 Net deferred tax asset                                   $       400,000                  $      400,000
                                                                      ====================      ==========================

                The net  deferred  tax asset  recorded  as of April 30, 1998 and
                  1999 relates to the tax attributes for certain state net operating loss carryforwards which the Company has the ability to sell as a result of recent changes to the New Jersey State tax laws. The Company has made an assessment of the new law and determined that realization of the net deferred tax asset relating to the state operating loss carryforwards is more likely than not. However, there can be no assurance that the asset can or will be sold prior to its expiration. The net operating loss carryforwards expire at various dates through 2004.

                There are no  undistributed  earnings in the  Company's  foreign subsidiaries.

               As of April 30, 1999, the Company has  approximately  $14 million of net operating loss carryforwards, which may be used to offset future Federal taxable income. These net operating loss carryforwards expire through 2014.

 (9)        Related Party Transactions:

               The Company  has   outstanding   loans  of  $362,000  to  certain
                  executive officers of the Company. These loans bear interest at 8% per annum. These loans are repayable in cash or from the proceeds from the sale of stock received from future exercise of stock options of these executives. These loans mature on December 31, 1999. During 1999, the Company forgave $125,000 of a loan from a related party in exchange for signing a "lock-up" agreement as part of a private placement equity offering. This amount has been deducted from the net proceeds of the private placement.

               The Company owes an  affiliated company of an  executive  officer
                  $1,414,000. The note bears interest at a rate of 12.5%. The note matured on November 20, 1998, however, the note is subordinated to the Company's primary lender and remains outstanding. The Company continues to pay interest on the note.

               The above are  reflected  in  due  to  related   parties  in  the
                  accompanying balance sheet.

 (10)       Incentive Plans:

               At April 30, 1999 the Company had several  stock-based  incentive plans including an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 for its plans. Accordingly, no compensation cost has been recognized for its stock-based incentive plans. Had compensation cost for the Company's stock-based plans been determined at the fair value at the grant dates for awards under the plans, consistent with SFAS 123, the Company's net loss and net loss per share on a basic basis would have been reduced to the pro-forma amounts indicated below:


                                                                1997                     1998             1999
                                                                ----                     ----             ----
                                                                      (in thousands, except per share data)
             Proforma net loss:
                  As reported                              $(5,535,000)             $(3,986,000)      $(506,000)
                  Proforma                                 $(6,624,000)             $(5,113,000)     (1,724,000)

             Proforma net loss per share - Basic
             and Diluted:
                  As reported                              $      (.36)             $      (.15)      $   (.02)
                  Proforma                                 $      (.41)             $      (.19)      $   (.06)

               The per share   weighted-average  fair  value  of  stock  options
                  granted during 1997, 1998 and 1999 was $5.57,  $1.80 and $1.56 respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for all periods, expected dividend yield 0% in all periods, risk free interest rate of 8.5% in 1997, 1998 and 1999 and volatility of 75% for 1997, 1998 and
                  1999, respectively.

            Common Stock Options--

               The 1990 Stock Option Plan (the "1990  Plan") provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods range from 2 to 4 years. As of April 30, 1999, 18,334 shares remain reserved for future issuance under the 1990 Plan.

               During  January  1992,  the Company  granted  options to purchase
                  1,386,742 shares of its common stock, at an exercise price of $.005 per share. The options may be exercised at any time prior to January 1, 2002. Options for 739,332 shares of common stock have been exercised as of April 30, 1999. In April 1993, the Company granted options, which expire in April 2003, to purchase 109,755 shares of common stock to a consultant/advisor to the Company at an exercise price of $.005 per share. As of April 30, 1999, all options to the consultant/advisor have been exercised.

               The 1993 Consultant  Stock Option Plan (the "1993 Plan") provides for grants of 30,000 shares of common stock to selected persons who provide consulting and advisory services to the Company at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods are determined by the Board of Directors. As of April 30, 1999, 4,000 shares remain reserved for future issuance under the 1993 Plan.

               The 1995  Directors Stock  Option  Plan  (the  "Directors  Plan")
                  provides for grants of 500,000 shares of Common Stock. All members of the Board of Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the
                  Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as Director of the Company. As of April 30, 1999, 116,000 shares remain reserved for future issuance under the Directors Plan.

               The 1996 Employee  and  Consultant  Stock  Option Plan (the "1996
                  Plan") provides for grants of 2,000,000 shares of common stock to employees and consultants to purchase common stock at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term and the vesting periods are determined by the Board of Directors. As of April 30, 1999, 442,295 shares remain reserved for future issuance under the 1996 Plan.

                The Senior  Executive Stock Option Plan (the  "Executive  Plan")
                  provides for grants of 560,000 shares of common stock to senior executive officers of the Company at exercise prices and vesting periods as determined by the Board of Directors at the time of grant. As of April 30, 1999, 25,000 shares remain reserved for future issuance under the Executive Plan.

               The 1996 Stock Option Conversion Plan (the "Conversion Plan") was
                  primarily established to replace stock options previously granted by the Company's subsidiary, Datatec Industries, Inc., with Company options on the same terms as indicated in the merger agreement. The Conversion Plan provides for grants of 470,422 shares of common stock. As of April 30, 1999, 33,521 shares remain reserved for future issuance under the Conversion Plan.

               A summary of the status of stock option activity follows:


                                                                           Outstanding Options
                                                   ----------------------------------------------------------------------

                                                   Shares Available               Number               Weighted Average
                                                   for Future Grants              of Shares            Exercise Price
                                                   ---------------------------------------------------------------------

Balance as of April 30, 1996                           4,298,876                  2,661,053                 $   1.49
Grants                                                (2,899,380)                 2,899,380                 $   3.92
Exercises                                                   --                     (471,471)                $   0.30
Cancellations                                            213,969                   (213,969)                $   6.49
                                                      ----------                 ----------                 --------

Balance as of April 30, 1997                           1,613,465                  4,874,993                 $   2.83
Grants                                                  (880,934)                   880,934                 $   4.45
Exercises                                                   --                   (1,027,679)                $   1.26
Cancellations                                            391,545                   (391,545)                $   4.26
                                                      ----------                 ----------                 --------

Balance as of April 30, 1998                           1,124,076                  4,336,703                 $   3.41
Grants                                                  (495,138)                   495,138                 $   2.53
Exercises                                                   --                      (38,874)                $   2.29
Cancellations                                            105,673                   (105,673)                $   3.56
                                                      ----------                 ----------                 --------

Balance as of April 30, 1999                             734,611                  4,687,294                 $   3.36
                                                      ==========                 ==========                 ========
Options Exercisable at:
April 30, 1999                                                                    3,832,575                 $   3.29
                                                                                 ==========                 ========

                                                                             Outstanding Options
                                                              ---------------------------------------------
                                                              Weighted Average
Range of Exercise Prices              Number                  Contractual Life          Weighted Average
                                     of Shares                  (in years)               Exercise Price
--------------------------     ----------------------       --------------------       -------------------
     $.005 - $0.99                     647,411                     2.67                       $0.01
     $1.00 - $1.99                     290,681                     6.20                       $1.30
     $2.00 - $2.99                     740,718                     7.38                       $2.66
     $3.00 - $3.99                     790,006                     8.51                       $3.51
     $4.00 - $4.99                   1,813,301                     7.90                       $4.02
         >$4.99                        405,177                     3.84                       $8.27
                               ================                                        =============
         Total                       4,687,294                                                $3.35
                               ================                                        =============

                                                                             Exercisable Options
                                                            ------------------------------------------------------
             Range of Exercise                                                                    Weighted Average
                   Prices                                         Number of Shares                 Exercise Price
     --------------------------                             -------------------------------       ----------------
$.005 - $0.99                                                     647,411                         $   0.01
$1.00 - $1.99                                                     290,681                         $   1.30
$2.00 - $2.99                                                     545,018                         $   2.73
$3.00 - $3.99                                                     657,969                         $   3.54
$4.00 - $4.99                                                   1,320,279                         $   4.01
  >$4.99                                                          371,217                         $   8.45
                                                                =========                         ========
    Total                                                       3,832,575                         $   3.28
                                                                =========                         ========

            Employee Stock Purchase Plan--

               During fiscal 1999,  the Company  implemented  an employee  stock purchase plan whereby eligible employees, as defined, may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the plan's quarter. A total of 750,000 shares of common stock have been reserved for issuance under the plan. During the year ended April 30, 1999 the Company issued 190,000 shares of common stock to participants of the plan.

            Retirement Plans--

               The Company currently has two 401(k) salary reduction plans which permit employees to contribute if they are at least 21 years of age and have been a full time employee of the Company for six months.

               The Glasgal Communications,  Inc. Salary Reduction Plan ("Savings
                  Plan I") requires a minimum contribution of 2% of the gross earnings and no more than 15% of the gross earnings up to the maximum allowed by the IRS. Savings Plan I matches a maximum of $600 annually, per participant. Company matching contributions for the three years ended April 30, 1997, 1998 and 1999 were $15,000, $11,000 and $9,600 respectively.

               The Datatec Industries,  Inc.  401(k) Savings Plan ("Savings Plan
                  II") requires a minimum contribution of 1% of the gross earning and no more than 15% of the gross earnings up to the maximum allowed by the IRS. Savings Plan II does not provide a company match of any of the employee's contributions.

 (11)       Commitments and Contingencies:

               The Company  leases   offices  and   staging  and   configuration
                  facilities throughout the United States and Canada. The minimum annual rentals for future years are as follows:


               Twelve Month Period                                                    Sublease
                   Ending April                            Rental                      Income                        Net
     -----------------------------------------     ------------------------     ----------------------      ----------------------

                       2000                                    $ 1,546,000               $  (155,000)                $  1,391,000
                       2001                                      1,160,000                    (4,000)                   1,156,000
                       2002                                        916,000                         --                     916,000
                       2003                                        757,000                         --                     757,000
                       2004                                        577,000                         --                     577,000
                    Thereafter                                   3,284,000                         --                   3,284,000


               Rent expense was  $1,713,000,  $1,931,000  and $1,863,000 for the years ended April 30, 1997, 1998 and 1999, respectively.

               The Company has  lease  commitments  for its  fleet of  vehicles.
                  These leases generally range from two to three years. In addition, the Company from time to time will rent vehicles as a supplement to its fleet. The expense related to these vehicles was $1,347,000, $2,005,000 and $2,869,000 for the years ended April 30, 1997, 1998 and 1999, respectively. Future commitments are not reflected in the amounts above but are expected to approximate the 1999 expense.

               The Company has entered into employment  agreements with four key employees. These agreements provide for an aggregate annual salary of $1,040,000, increased annually by the percentage increase in the consumer price index. The agreements are generally three years in duration and expire through April 2000.

               The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on the results of operations or financial position.

(12)        Concentrations of Credit Risk:

               The Company's financial  instruments  subject to credit  risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 1999, the Company's customers were primarily within the continental United States and Canada. Customers representing approximately 45% of the Company's net sales are in the retail industry.

               For the year ended April 30,  1997,  two  customers  had sales of
                  $7,000,000 and  $6,000,000.  For the year ended April 30, 1999 one customer had sales of $9,900,000. No single customer accounted for more than 10% of net sales for the year ended April 30, 1998.

(13)        Shareholder Rights Plan:

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

(14)        Supplemental Disclosures of Cash Flow Information:


               Cash paid during the year for:

                                            1997                     1998                 1999
                                            ----                     ----                 ----

                   Interest               $ 1,313,000             $1,571,000         $ 1,536,000
                   Income taxes           $   397,000                $33,000         $    31,000


            Supplemental Disclosures of Non-Cash Activities--

               During  1999,  the  Company  forgave  $125,000  of a loan  from a related party in exchange for signing a "lock-up" agreement as part of a private placement equity offering.

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

 (15)       Discontinued Operations:

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

               After several months of assimilating the Datatec Industries, Inc.
                  acquisition and repositioning its services, the Company, in June 1997, with the concurrence of its Board of Directors, discontinued its data communications equipment distribution business. The Company is no longer a distributor of data communications equipment and during the winding down of this business, will only honor its existing commitments. Accordingly, as of April 30, 1997 and 1998, the Company has reflected this business as a discontinued operation in the accompanying consolidated statements of operations. The winding down of the business was effectively completed during fiscal 1999.

               Revenues from such operations were $35,178,000 and $3,386,000 for the years ended April 30, 1997 and 1998, respectively. Operating expenses, including cost of sales, excluding reserves for discontinued operations, were $39,887,000 and
                  $3,904,000 for the years ended April 30, 1997 and 1998, respectively. Included in net assets from discontinued operations as of April 30, 1999 is a 10-year mortgage agreement with a bank on a building owned by the Company. The outstanding balance of the mortgage as of April 30, 1999 was $960,000 and bore interest at a rate of 8.05% per annum. During June 1999, the building was sold and the mortgage was paid in full. A loss of $315,000 was recorded as a loss from discontinued operations in the April 30, 1999 statement of operations as a result of an impairment recognized on the sale.

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

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, Valuation and Qualifying Accounts


                                                   Balance,            Charges to
                                                 beginning of           cost and                                     Balance, end of
                                                    period              expemses                   Deductions (a)        period
                                               ------------------     -------------------     -------------------    ---------------
Year ended April 30, 1999
Allowance for doubtful accounts                    $305,000             $   57,000                  $ (36,000)             $ 326,000

Year ended April 30, 1998
Allowance for doubtful accounts                    $520,000             $ (170,000)                  $ (45,000)            $ 305,000

Year ended April 30, 1997
Allowance for doubtful accounts                    $538,000             $  163,000                 $ (181,000)             $ 520,000


(a)  Represents writeoff of uncollectible accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

            The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

        Name               Age      Position with the Company
        ----               ---      -------------------------
Isaac J. Gaon              50       Chairman and Chief Executive Officer
Christopher J. Carey       47       Director and President
Robert F. Gadd             38       Senior Vice President and Chief Technology
                                    Officer
James M. Caci              34       Chief Financial Officer, Secretary and
                                    Treasurer
Thomas J. Berry            74       Director
Frank Brosens              42       Director
Robert H. Friedman         46       Director
Dr. David Milch            44       Director

            The directors are elected for one-year terms, which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office at the discretion of the Board of Directors until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

            The following is a brief summary of the background of each director and executive officer of the Company.

            Isaac J. Gaon, Chairman of the Board since December 1997 and Director since 1992, he has served as the Chief Executive Officer since October 1994. He served as Chief Financial Officer from April 1992 until October 1994. From September 1987 to December 1991, Mr. Gaon, a chartered accountant, served as President and Chief Executive Officer of Toronto-based NRG, Inc., (a subsidiary of Gestetner International) an office equipment supplier, and in several senior management roles within Gestetner Canada and Gestetner USA.

            Christopher J. Carey, Director of the Company since he joined the Company in October 1996. Mr. Carey was elected as President in December 1997. Mr. Carey founded Datatec Industries in 1976 and served as its President and Chief Executive Officer since that time.

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

            James M. Caci, Chief Financial Officer, Vice President of Finance, Secretary and Treasurer, joined the Company in October 1994. Mr. Caci has been the Company's Chief Financial Officer since October 1994, Vice President of Finance since January 1997, and the Company's Secretary and Treasurer since June 1995. From April 1994 to October 1994 Mr. Caci was a manager in the finance department of Merck & Co., and from July 1986 to April 1994, Mr.
Caci was with the accounting firm of Arthur Andersen LLP, most recently as Manager.

            Thomas J. Berry, Director since July 1995, is currently retired. Mr. Berry was an executive with the U.S. Postal Service from November 1986 to December 1992, serving as executive assistant to the Postmaster General. Prior to that time and until November 1986, Mr. Berry held various executive positions at AT&T. Mr. Berry is a director of Computer Horizons Corp., a company which provides a range of information technology services, including professional staffing, and other technology-based solutions to informational problems.

            Frank Brosens, Director since November 1998, is one of the founding partners of Taconic Capital Partners, an investment firm. Mr. Brosens was a general partner of Goldman Sachs & Co. from November 1988 to November 1994, where he served as head of the equity derivative and risk arbitrage businesses, as well as a member of several of the firm's principal investment committees.

            Robert H. Friedman, Director since August 1994, has been a partner with Olshan Grundman Frome & Rosenzweig LLP, a New York City law firm, since August 1992. Prior to that time and since September 1983 he was with Cahill Gordon & Reindel, also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters.

            Dr. David M. Milch, Director since October 1996, has been a director and principal since 1983 of Bermil Industries Corporation, a closely held diversified company owned by the Milch family involved in the manufacture, sale, financing, and distribution of capital equipment, and in real estate development. Dr. Milch is also the sole stockholder of Davco Consultants, Inc., a corporation that he founded in 1979 for the purpose of identifying, advising, and investing in emerging growth technologies.


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

            Each of the following persons failed to file on a timely basis one report for a single transaction required by Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "Exchange Act"), during the fiscal ended April 30, 1999: Thomas Berry and David Milch. Chris Carey failed to file on a timely basis two reports covering transactions required by Section 16(a) of the Exchange Act during the fiscal year ended April 30, 1999. Each of the transactions were subsequently reported to the Commission on a Form 4.

Item 11.  Executive Compensation

Summary Compensation Table

            The following table sets forth information for the fiscal years ended April 30, 1997, 1998 and 1999 with respect to annual and long-term compensation for services in all capacities to the Company of (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company at April 30, 1999 who received compensation of at least $100,000 during Fiscal 1999 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (1)                                                        Long-Term
                                                                                                    Compensation
                                                                                                      Awards
                                                                                                      Securities     All Other
                                                                                                      Underlying    Compensation
Name and Position                                            Year        Salary         Bonus         Options(#)       ($)(2)
-----------------                                            ----        ------         -----         ----------       ------


Isaac J. Gaon                                                1999       $262,000           --                          --
            Chairman of the Board and Chief Executive        1998        257,000           --          150,000         --
            Officer                                          1997        250,000           --          350,000         --


Christopher J. Carey                                         1999       $262,000       $171,000
            President                                        1998        257,000        164,000        150,000         --
                                                             1997        345,000         95,000        120,353       24,000


Robert F. Gadd                                               1999       $197,000           --             --
            Senior Vice President and                        1998        162,000           --           30,000         --
            Chief Technology Officer                         1997        155,000           --             --           --


James M. Caci                                                1999       $154,000           --             --
            Vice President of Finance, Chief                 1998        152,000           --           20,000         --
            Financial Officer, Treasurer, Secretary          1997        128,100           --          175,000         --


Raymond Koch (3)                                             1999       $250,000       $ 75,000         50,000         --
               Former Chief Operating                        1998        250,000         75,000         30,000         --
                Officer                                      1997        273,000         38,000           --         23,000


(1) The value of personal benefits for executive officers of the Company during Fiscal 1998 that might be attributable to management as executive fringe benefits such as automobiles and club dues cannot be specifically or precisely determined; however, it would not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for any individual named above.

(2) The amounts shown in this column reflect the dollar value of life insurance premiums paid by the Company.

(3) Mr. Koch is no longer an executive officer of the Company but continues to perform services for the Company and receive compensation through October 31, 1999.

Option Grants Table

            The following table sets forth certain information regarding stock option grants made to each of the Named Officers during Fiscal 1999.


                        Option Grants in Last Fiscal Year
                                                                                                       Potential Realizable Value at
                                                                                                       Assumed Rates of Annual Rates
                                                                                                        of Stock Price Appreciation
                                                                                                               for Option (1)
                                                                                                               --------------
                                               Individual Grants
                                               -----------------
                         Shares of Common
                             Stock               Percent of Total
                          Underlying               Options Granted to   Exercise or
                            Options            Employees in Fiscal      Base Price
            Name            Granted                   Year(%)             ($/Sh)      Expiration Date      5%               10%
            ----                                      -------             ------      ---------------      --               ---
Isaac J. Gaon                  --                       --                --             --                 --               --
Christopher J. Carey           --                       --                --             --                 --               --
Robert F. Gadd                 --                       --                --             --                 --               --
James M. Caci                  --                       --                --             --                 --               --
Raymond Koch               50,000                    10.1%            $2.307           4/30/00           6,000           12,000


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

 Aggregated Option Exercises and Year-End Option Values Table

            The following table sets forth certain information concerning stock options exercised during Fiscal 1999 and stock options which were unexercised at the end of Fiscal 1999 with respect to the Named Executive Officers.

                           Aggregated Option Exercises
                       During The Most Recently Completed
                  Fiscal Year and Fiscal Year-End Option Values


                                  Shares            Value          Number of Securities Underlying          Value of Unexercised
                                Acquired on      Realized ($)    Unexercised Options Held at Fiscal   In-The-Money Options at Fiscal
                               Exercise (#)                                  Year-End(#)                     Year-End($)(1)
                              ----------------  ------------------------------------------------------------------------------------

Name                                                     Exercisable       Unexercisable       Exercisable       Unexercisable
----                                                     -----------       -------------       -----------       -------------
Isaac J. Gaon                    --               --         1,273,880                    0        $ 633,699                   --
Christopher J. Carey             --               --           270,353                    0                0                   --
Robert Gadd                      --               --           275,766                    0                0                   --
James M. Caci                    --               --           255,983                    0                0                   --
Raymond Koch                     --               --           101,835               25,000                0                8,600

(1) Represents the total gain that would be realized if all in-the-money options held at April 30, 1999 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $2.594 per share, which was the closing bid price per share of the Company's Common Stock on April 30, 1999. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Options Repricing Table

            In May 1997, certain employees and director stock options, including options held by executive officers, were repriced to $4.00 per share, with all other terms and conditions remaining unchanged. The following table sets forth certain information regarding the repricing of stock options for executive officers of the Company in May 1997 and within the ten previous years.


                            Ten-Year Option Repricing

                                             Number of                                                                    Length of
                                             Securities       Market Price of    Exercise Price                        Original Term
                                             Underlying        Stock at Time       at Time of         New Exercise      Remaining at
                            Repricing       Options Repriced    of Repricing       Repricing ($)          Price ($)      Date of
         Name                 Date                (#)               ($)                                                 Repricing
------------------------  ---------------- -------------------  ---------------   -----------------     -----------    -------------

Isaac Gaon,                   5/30/97           350,000              $3.81             $5.25                $4.00      9 yrs. 5 mos.
Chief Executive Officer

James Caci,                   5/30/97           175,000              $3.81             $5.25                $4.00      9 yrs. 5 mos.
Vice President,
CFO and Secretary

Directors Compensation

            Each director who is not an employee of the Company receives a fee of $1,000 per meeting attended. The members of the Board are also eligible for reimbursement of their reasonable expenses incurred in connection with attendance of Board meetings.

Employment Agreements

            Isaac Gaon is employed as the Company's Chairman of the Board and Chief Executive Officer of Glasgal pursuant to an employment agreement dated as of October 31, 1996, for a term ending on October 31, 1999, which has been extended to April 30, 2000. The agreement provides for an initial base salary of $250,000 which is reviewed annually by the Compensation Committee and incentive compensation based on the Company's Projected EBIT (as defined in the agreement). In the event of his disability, Mr. Gaon is to receive the full amount of his base salary for six months. Upon a Change of Control of the Company (as defined in the agreement) that results in Mr. Gaon's removal from the Company's Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to 2.99 times the "base amount," as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"), of his compensation. Upon early termination by the Company without Cause (as defined in the agreement), or by Mr. Gaon with "Good Reason" (as defined in the agreement), the Company is required to pay Mr. Gaon the remainder of the salary owed him through April 30, 2000, but in no event shall such payment be less than $500,000. Additionally, Mr. Gaon will be entitled to undistributed bonus payments, as well as pro-rata unused vacation time payments. In addition, following a Change of Control, termination by the Company without Cause, or termination by Mr. Gaon for Good Reason, the Company is obligated to purchase all Mr. Gaon's stock options, whether exercisable or not, for a price equal to the difference between the fair market value of the Common Stock on the date of termination and the exercise price of such options.

            The Company entered into an employment and non-competition agreement dated as of November 1, 1996 with Christopher J. Carey for a term ending on October 31, 1999, which has been extended to April 30, 2000. The agreement provides for an initial base salary of $250,000, which is reviewed annually by the Compensation Committee and non-discretionary incentive compensation based on the Company's achievement of net income goals. The agreement contains covenants restricting Mr. Carey's ability to engage in activities competitive with those of the Company for a period ending three years after his termination. In addition, upon termination without "Cause" (as defined in the agreement), Mr. Carey is entitled to receive his salary as of the time of termination, plus bonuses as provided for in the agreement, until April 30, 2000. If he is totally disabled, Mr. Carey is entitled to receive a pro-rated bonus.

            The Company entered into an employment agreement dated as of December 31, 1996, with Robert Gadd on terms substantially similar to those of Isaac Gaon's employment agreement for a term ending on December 31, 1999, which has been extended to April 30, 2000. Mr. Gadd's agreement provides for his employment by the Company as its Senior Vice President at an initial base salary of $155,000 which is reviewed annually by the Compensation Committee, and in the case of early termination, his accelerated payment is in no case to be below $200,000.

            Effective as of October 31, 1996, the Company entered into an employment agreement with James Caci on terms substantially similar to those of Isaac Gaon's employment agreement for a term ending on October 31, 1999, which has been extended to April 30, 2000. Mr. Caci's agreement provides for his employment by the Company as its Chief Financial Officer and Vice President of Finance and Secretary at an initial base salary of $150,000 which is reviewed annually by the Compensation Committee, and in case of early termination, his accelerated salary payment is in no case to be below $300,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information concerning ownership of the Common Stock outstanding as of July 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) by all executive officers and directors of the Company as a group.


       Name and Address of                     Amount of Shares
       Beneficial Owner(1)                   Beneficially Owned (2)           Percentage of Class
------------------------------               -----------------------          -------------------

Isaac J. Gaon (3)                                1,282,258                          4.0%

Christopher J. Carey (4)                         3,443,389                         11.0%

Robert F. Gadd (5)                                 470,766                          1.5%

James M. Caci (6)                                  258,707                             *

Thomas J. Berry (7)                                 72,000                             *

Frank P. Brosens(8)                                586,873                          1.9%

Robert H. Friedman (9)                              92,146                             *

David Milch (10)                                   493,505                          1.6%

All directors and officers as a group
 (8 persons) (11)                                6,699,644                         19.9%

Ralph Glasgal (12)                               2,848,307                          9.1%


* Less than 1%


(1) Unless otherwise indicated, all addresses are c/o Datatec Systems, Inc., 20C Commerce Way, Totowa, New Jersey 07512.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of July 31, 1999.

(3) Mr. Gaon's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1999 to purchase an aggregate of 1,273,880 shares of Common Stock.

(4) Mr. Carey's beneficial ownership includes (i) options exercisable within sixty (60) days from July 31, 1999 to purchase 270,353 shares of Common Stock, (ii) 118,518 shares of Common Stock owned by Mary Carey, Mr. Carey's wife, (iii) 96,296 shares held by the Amy Carey GRAT, a trust formed for the benefit of Mr. Carey's daughter, (iv) 96,296 shares held by the Christopher Carey GRAT, a trust formed for the benefit of Mr. Carey's son, and (v) 45,000 shares beneficially owned by Plan C LLC, a limited liability company of which Mr. Carey is a member. Mr. Carey disclaims beneficial ownership of the shares owned by his family members and except to the extent of his pecuniary interest therein, those shares owned by Plan C LLC.

(5) Mr. Gadd's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1999 to purchase 275,766 shares of Common Stock.

(6) Mr. Caci's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1999 to purchase 255,983 shares of Common Stock.

(7) Mr. Berry's beneficial ownership includes options exercisable within sixty (60) days of July 31, 1999 to purchase 72,000 shares of Common Stock. Mr. Berry's address is P.O. Box 447, Lindsley Road, New Vernon, New Jersey 07976.

(8) Mr. Brosens' beneficial ownership includes warrants exercisable within sixty (60) days from July 31, 1999 to purchase 350,000 shares of Common Stock. Mr. Brosens' address is 63 East Field Drive, Bedford, New York 10506.

(9) Mr. Friedman's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1999 to purchase 72,000 shares of Common Stock. Mr. Friedman's address is 505 Park Avenue, New York, New York 10022-1170.

(10) Dr. Milch's beneficial ownership includes options exercisable within sixty (60) days from July 31, 1998 to purchase 24,000 shares of Common Stock. Dr. Milch's address is 114 East 13th Street, New York, New York 10003.

(11) Includes options and warrants exercisable within sixty (60) days of July 31, 1999 to purchase an aggregate of 2,593,982 shares of Common Stock held by the directors and executive officers of the Company (including options to purchase an aggregate of 205,902 shares of Common Stock from Ralph Glasgal).

(12) Based on information obtained from the Statement on Schedule 13D, dated December 22, 1998, filed by Mr. Glasgal. Mr. Glasgal's address is 4 Piermont Road, Rockleigh, New Jersey 07512.

Item 13.  Certain Relationships And Related Transactions

         In 1999, the Company forgave $125,000 of a loan from Ralph Glasgal for signing a "lock-up" agreement as part of a private placement equity offerng. Mr. Glasgal is the former Chairman of the Company and a 5% Stockholder.

         Mr. Robert Friedman, a Director of the Company is a member of the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which law firm has been retained by the Company during the last fiscal year. Fees received from the Company during the last fiscal year did not exceed 5% of such firm's or the Company's revenues.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

            (a)(1) The following  financial  statements are included in Part II,
Item 8:
               Consolidated Financial Statements

               Reports of Independent Public Accountants
               Financial Statements:
               Consolidated Balance Sheets as of April 30, 1998 and 1999 Consolidated Statements of Operations for the years ended April 30, 1997, 1998 and 1999.
               Consolidated   Statements  of  Comprehensive
                 Income  (loss) for the years  ended  April
                 30, 1997, 1998 and 1999
               Consolidated Statements of Changes in Shareholders' Equity
                 (Deficit) for the years ended April 30, 1997, 1998 and 1999.
               Consolidated Statements of Cash Flows for the years ended April 30, 1997, 1998 and 1999.
               Notes to Consolidated Financial Statements

               (2) The following financial statement schedules are included in this Form 10-K report:

                 Schedule II - Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

            (b) Reports on Form 8-K filed during the last quarter of 1999:
                        N/A

(c)         Exhibits:

     3.1     --     Certificate  of  Incorporation  of the Company (as amended), incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1998.

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

     10.13   --     Loan and Security Agreement dated March 17, 1997 between the
                    Company and Finova Capital Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

     10.14   --     Stock  Purchase  Agreement  dated as of February 15, 1996 by and among the  Company,  David H.  Tobey and  Computer-Aided
                    Software Integration, Inc., incorporated by reference to the Company's registration statement on Form S-3 (File No.
                    333-03414) filed with the Commission on April 8, 1996.

     10.15   --     Stock  Purchase  Agreement  dated March 9, 1998 by and among
                    David H.  Tobey,  the Company  and  Computer-Aided  Software
                    Integration,  Inc.,  which  includes the Form of Convertible
                    Promissory  Note as  Exhibit  A,  the  form of  Registration
                    Rights   Agreement   as   Exhibit   B,   and  the   form  of
                    Non-Competition Agreement as Exhibit C, incorporated by reference to the Company's Form 8-K dated March 9, 1998.

     10.16  --      Stock  Purchase  Agreement  dated as of July 31, 1996 by and among the  Company,  Francis J. Frazel,  Steven M.  Grubner,
                    Mark Herzog, George Terlizzi and HH Communications, Inc., incorporated by reference to the Company's Form 8-K dated
                    July 31, 1996.

     10.17  --      Stock Purchase Agreement dated as of October 31, 1996 by and
                    among  the  Company,   Datatec  Industries  Inc.  and  Those
                    Stockholders Listed on Schedule 1.1 Thereto, incorporated by reference to the Company's Form 8-K dated October 31, 1996.

     10.18  --      Notes and Warrant  Purchase  Agreement  dated as of February
                    18, 1997, by and between the Company, Tinicum Investors and Frank Brosens (Exhibit A- Form of Convertible Note, Exhibit
                    B- Form of Warrant, Exhibit C- Form of Conditional Warrant), incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

     10.19  --      Securities Purchase  Agreement,  dated as of April 30, 1998, by and among the Company,  Stark  International and Shepherd
                    Investments  International,  Ltd.,  which  includes  (i) the
                    Certificate   of   Designations   of  Series  E  Convertible
                    Preferred  Stock as Exhibit A, (ii) the form of Common Stock
                    Purchase  Warrant  dated  April 30,  1998 as  Exhibit B, and
                    (iii) the form of Registration  Rights  Agreement as Exhibit
                    C, incorporated by reference to the Company's Form 8-K dated
                    April 30, 1998.

     10.20  --      Common Stock Purchase Agreement dated January 7, 1994 by and among Direct  Connect  International,  Inc., the Company and
                    Ralph Glasgal, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

     10.21  --      Stock  Purchase  Agreement  dated July 25, 1997 by and among the Company and the Purchasers listed on the Signature Pages thereto, incorporated by reference to the Company's Form
                    10-K for the fiscal year ended April 30, 1997.

     10.22  --      Stock  Purchase  Agreement  dated June 30, 1997  between the
                    Company and Ralph Glasgal, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

     10.23  --      Amended and Restated  License  Agreement dated as of July 1,
                    1997  by  and  between  CASI  and   Cumetrix   Data  Systems
                    Corporation, (formerly Datanet International Incorporated), incorporated by reference to the registration statement on Form S-1 (File No. 333-43151) filed by Cumetrix Data Systems
                    Corp. with the commission on December 23, 1997.

     10.24  --      Sublease  Agreement for 20C Commerce Way, Totowa, New Jersey
                    dated  December  1996 by and between  Motorola  Inc. and the
                    Company,   incorporated   by  reference  to  the   Company's
                    registration statement on Form S-1 (File No. 333-39985) filed with the Commission on November 12, 1997.

    *10.25  --      Stock  Purchase  Agreement  dated  February  25, 1999 by and among the Company and the Purchasers listed on the signature pages thereto.

    *11.1   --      Statement of Computation of Per Share Earnings.

    *21.1   --      Subsidiaries of the Company.

    *23.1   --      Consent to the  incorporation  by reference in the Company's
                    Registration Statements on Forms S-3 and S-8 of the report of Arthur Andersen LLP included herein.

    *27.1   --      Financial Data Schedule.

---------------------------
*           Filed herewith.

                                   Signatures

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Datatec Systems, Inc.
                                                             (Registrant)

Date: August 12, 1999                           By:/s/ Isaac J. Gaon
                                                   -----------------------------

                                                Name:  Isaac J. Gaon

                                                Title: Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title                            Date
/s/ Isaac J. Gaon               Chairman of the Board and        August 12, 1999
--------------------------      Chief Executive Officer
Isaac J. Gaon                   (principal executive
                                officer)

/s/ Christopher J. Carey        President and Director           August 12, 1999
--------------------------
Christopher J. Carey

/s/ David Milch                 Director                         August 12, 1999
--------------------------
David Milch

/s/Frank Brosens                Director                         August 12, 1999
--------------------------
Frank Brosens

/s/ Robert H. Friedman          Director                         August 12, 1999
--------------------------
Robert H. Friedman

/s/Thomas Berry                 Director                         August 12, 1999
--------------------------
Thomas Berry

/s/ James M. Caci               Chief Financial Officer          August 12, 1999
--------------------------      (principal financial and
James M. Caci                   accounting officer)