Form 10-Q
period 1999-07-31
DATATEC SYSTEMS INC
filed 1999-09-14
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended: July 31, 1999

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

                                 (973) 890-4800
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares of Registrant's Common Stock outstanding on July 31, 1999 was 31,160,389.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 1999


                                      INDEX




PART I:     FINANCIAL INFORMATION

                                                                            Page
            Item 1:  Consolidated Financial Statements

                     Balance Sheets at April 30, 1999 and
                     July 31, 1999                                            3

                     Statements of Operations for the three months ended
                     July 31, 1998 and 1999                                   4

                     Statements of Comprehensive Income for the
                     three months ended July 31, 1998 and 1999                5

                     Statements of Cash Flows for the three months ended
                     July 31, 1998 and 1999                                   6

                     Notes to Unaudited Consolidated Financial Statements     7

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      8


PART II:    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security Holders     10

            Item 6:  Exhibits and Reports of Form 8-K                        11

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            July 31, 1999
                                                                 April 30, 1999               (unaudited)
                                                                 --------------             -------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                     $    234,000               $    124,000
   Accounts receivable, net                                        20,661,000                 23,506,000
   Inventory                                                        3,252,000                  3,482,000
   Prepaid expenses and other current assets                        2,970,000                  2,423,000
   Net assets from discontinued operations                            447,000                       --
                                                                 ------------               ------------

               Total current assets                                27,564,000                 29,535,000

Property and equipment, net                                         5,200,000                  5,105,000
Goodwill, net                                                       3,539,000                  3,429,000
                                                                 ------------               ------------
Other assets                                                        4,300,000                  4,930,000
                                                                 ============               ============

               Total assets                                        40,603,000                 42,999,000
                                                                 ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIaBILITIES:

   Short-term borrowings                                         $  8,623,000               $ 11,942,000
   Current portion of long-term debt                                1,783,000                  1,306,000
   Accounts payable                                                 9,943,000                  9,288,000
   Accrued and other liabilities                                    3,866,000                  3,228,000
                                                                 ------------               ------------
   Due to related parties                                           1,052,000                  1,052,000
                                                                 ------------               ------------

               Total current liabilities                           25,267,000                 26,816,000
                                                                 ------------               ------------
Long-term debt                                                        607,000                    494,000
                                                                 ------------               ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock                                                       --                         --
   Common stock                                                        30,000                     31,000
   Additional paid-in capital                                      34,317,000                 34,433,000
   Accumulated deficit                                            (19,275,000)               (18,431,000)
   Accumulated other comprehensive loss                              (343,000)                  (344,000)
                                                                 ------------               ------------

      Total shareholders' equity                                   14,729,000                 15,689,000
                                                                 ------------               ------------

       Total liabilities and shareholders' equity                $ 40,603,000               $ 42,999,000
                                                                 ============               ============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               For the Three Months Ended
                                                                        July 31,
                                                    -------------------------------------------------
                                                             1998                        1999
                                                     ---------------------       ---------------------


Revenues                                                   $   25,143,000              $   25,556,000

Cost of revenues                                               16,151,000                  15,814,000
                                                     ---------------------       ---------------------

Gross profit                                                    8,992,000                   9,742,000

Selling, general and administrative expenses                    8,039,000                   8,462,000
                                                     ---------------------       ---------------------

Operating income                                                  953,000                   1,280,000

Interest expense                                                  493,000                     436,000
                                                     ---------------------       ---------------------
 Income before provision (benefit) for income
  taxes                                                           460,000                     844,000

Provision (benefit) for income taxes                                   --                          --
                                                     ---------------------       ---------------------

 Net income                                              $        460,000                     844,000
                                                     =====================       =====================

 Income per share (Note 3):
 Basic and diluted:

 Net income                                              $             .02         $              .03
                                                     =====================       =====================



 WEIGHTED AVERAGE COMMON SHARES - BASIC                        29,054,000                  30,686,000
                                                     =====================       =====================
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                          30,561,000                  31,418,000
                                                     =====================       =====================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                     For the Three Months Ended
                                                                                              July 31,
                                                                       --------------------------------------------------------
                                                                                1998                           1999
                                                                       ------------------------      --------------------------

       Net Income                                                             $        460,000               $         844,000

       Other comprehensive income(loss)-
          Foreign currency translation adjustment                                        3,000                         (1,000)
                                                                       ------------------------      --------------------------

       Comprehensive income                                                   $        463,000                $        843,000
                                                                       ========================      ==========================


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    For the Three Months Ended
                                                                                             July 31,
                                                                       -------------------------------------------------------
                                                                                1998                          1999
                                                                       ------------------------     --------------------------
   Cash Flows From Operating Activities

  Net income                                                              $           460,000          $            844,000

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                  746,000                       786,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                           (231,000)                   (2,845,000)

           Increase in inventory                                                     (642,000)                     (230,000)

           Increase in prepaid expenses and other assets                             (340,000)                     (234,000)

           (Increase) decrease in assets held for sale or disposition                (284,000)                      447,000

           Increase (decrease) in accounts payable, accrued and
           other liabilities                                                           49,000                    (1,293,000)
                                                                       ------------------------     --------------------------

       Net cash used in operating activities                                         (242,000)                   (2,525,000)
                                                                       ------------------------     --------------------------

Cash flows from investing activities:

       Purchases of property and equipment                                           (256,000)                     (430,000)
                                                                                                    --------------------------
                                                                       ------------------------

       Net cash used in investing activities                                         (256,000)                     (430,000)
                                                                       ------------------------     --------------------------

Cash flows from financing activities:

        Net (payments) borrowings of short-term borrowings                         (1,929,000)                    3,319,000

        Net payments of indebtedness                                                 (288,000)                     (590,000)

        Net proceeds from common stock/warrant issuances                            2,532,000                       117,000
                                                                       ------------------------
                                                                                                    --------------------------

              Net cash provided by financing activities                               315,000                     2,846,000
                                                                       ------------------------
                                                                                                    --------------------------

              Net effect on foreign currency translation on cash                        3,000                        (1,000)
                                                                       ------------------------     --------------------------

              Net decrease in cash                                                   (180,000)                     (110,000)

Cash and cash equivalents at beginning of period                                      317,000                       234,000
                                                                       ========================     ==========================

Cash and cash equivalents at end of period                                $           137,000                       124,000
                                                                       ========================     ==========================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Business

         Datatec Systems, Inc. and its subsidiaries (the "Company" or "Datatec") are in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery of complex IT solutions.

(2)      Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1999. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended July 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

(3)      Earnings per share

         Basic earnings per share is calculated using the weighted average number of shares outstanding for the three months ended July 31, 1998 and 1999. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three months ended July 31, 1998 and 1999.

(4)      Supplemental Disclosure of Cash Flows

         Cash paid during the three months ended July 31:

                                          1998                     1999
                                      ------------              ---------
              Interest Paid           $ 429,000                 $ 351,000

(5)      Statement of Position 98-5

         On  April  9,  1998,  the  American   Institute  of  Certified   Public
Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all non-governmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term
"start-up" has been broadly defined to include pre-operating, pre-opening organization activities. Upon further review of the provisions of SOP 98-5, the Company believes that its pre-contract costs are not start-up costs subject to this SOP.

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three Months Ended July 31, 1999

            Revenues. Revenues for the three months ended July 31, 1999 were $25,556,000 compared to $25,143,000 for the three months ended July 31, 1998, representing an increase of 2%. Beginning in the third quarter of fiscal 1999, the Company began terminating certain low margin customer relationships that did not fit in the business model. The estimated impact of terminating these relationships was a reduction in sales of approximately 8%. In addition, the growth rate has been negatively affected by customers completing Y2K remediation projects. Included in revenues for the three months ended July 31, 1999 was $60,000 of software sales from e-Deploy.com.

            Gross Profit. Gross profits for the three months ended July 31, 1999 were $9,742,000 compared to $8,992,000 for the three months ended July 31, 1998. Gross profits as a percentage of revenues were 38.1% for the three months ended July 31, 1999 compared to 35.8% for the three months ended July 31, 1998. The increase in gross margin percentage is the result of initiatives the Company began in the third and fourth quarters of fiscal 1999. These initiatives included improved project management information using new systems, including a centralization of the management of the Company's labor and material resources and additional quality control personnel. As a result of these initiatives, the Company is better able to manage its existing projects and has improved its efficiency, utilization of labor and other resources, and improved quality.

            Selling, general and administrative  expenses.  Selling, general and administrative expenses for the three months ended July 31, 1999 were $8,462,000 compared to $8,039,000 for the three months ended July 31, 1998, representing 33.1% and 32.0% of revenues, respectively. The most significant increase in selling, general and administrative expenses was $500,000 relating to personnel costs. Personnel costs increased by 10% over the same period last year. The increase of personnel costs has three components: additional personnel, predominantly project management, professional services and e-Deploy.com; recruiting costs associated with these additional personnel; and salary increases. Included in selling, general and administrative expenses were $352,000 relating to e-Deploy.com.

            Interest expense. Interest expense for the three months ended July 31, 1999 was $436,000 compared to $493,000 for the three months ended July 31, 1998, representing a decrease of 11.6%. The decrease is a result of lower long-term debt levels, primarily due to the repayment of a mortgage.

Financial Position

            During the three months ended July 31, 1999 cash used in operations was $2,525,000 compared to a year-ago cash usage of $242,000.

            Cash used for investing activities during the first quarter of the fiscal year ending April 30, 2000 was $430,000 compared to $256,000 during the first quarter of the fiscal year ended April 30, 1999.

            Cash provided by financing activities during the three months ended July 31, 1999 was $2,846,000 compared to $315,000 in the year-ago period. The cash was provided by increases in the Company's borrowing under its revolving credit facility to fund receivables and growth.

            The Company's working capital was $2,719,000 at July 31, 1999 compared to $2,297,000 at April 30, 1999.

            At July 31, 1999, total debt was $13,742,000 compared to $11,013,000 at April 30, 1999.

            Shareholders' equity increased $960,000 during the three months ended July 31, 1999, principally reflecting income of $844,000 and proceeds from the issuance of common stock related to stock option and employee stock plans of $117,000.

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

                                               DATATEC SYSTEMS, INC.
                                                    Registrant



Date:       September 14, 1999                 By: /s/ James M. Caci
                                                   ---------------------------
                                               James M. Caci
                                               Chief Financial Officer and Duly
                                               Authorized Officer