Form 10-Q
period 1999-10-31
DATATEC SYSTEMS INC
filed 1999-12-14
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: October 31, 1999
                                                ----------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        Commission file number: 000-20688
                        ---------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                             94-2914253
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


23 Madison Road, Fairfield, NJ                                    07006-2371
-------------------------------                                  ----------
(Address of principal executive                                  (Zip Code)
offices)

                                 (973) 808-4000
               --------------------------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90
days. Yes X No   .
         --   --
The number of shares of Registrant's Common Stock outstanding on October 31, 1999 was 31,254,345.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 1999


                                      INDEX
                                      -----




PART I:   FINANCIAL INFORMATION

                                                                            Page
          Item 1:     Consolidated Financial Statements

                      Balance Sheets at April 30, 1999 (audited) and
                       October 31, 1999                                      3

                      Statements of Income for the three months ended
                      October 31, 1998 and 1999                              4

                      Statements of Income for the six months ended
                      October 31, 1998 and 1999                              5

                      Statements of Comprehensive Income for the
                      six months ended October 31, 1998 and 1999             6

                      Statements of Cash Flows for the six months ended
                      October 31, 1998 and 1999                              7

                      Notes to Unaudited Consolidated Financial Statements   8

          Item 2:     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    9


PART II:  OTHER INFORMATION

          Item 4:     Submission of Matters to a Vote of Security Holders   11

          Item 6:     Exhibits and Reports of Form 8-K                      12

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,      October 31, 1999
                                                         1999           (unaudited)
                                                      ----------      -----------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $    234,000     $    139,000
   Accounts receivable, net                            20,661,000       24,908,000
   Inventory                                            3,252,000        3,703,000
   Prepaid expenses and other current assets            2,970,000        1,279,000
   Net assets from discontinued operations                447,000                0
                                                     ------------     ------------
               Total current assets                    27,564,000       30,029,000
Property and equipment, net                             5,200,000        5,090,000
Goodwill, net                                           3,539,000        3,320,000
Other assets                                            4,300,000        5,582,000
                                                     ============     ============

               Total assets                          $ 40,603,000     $ 44,021,000
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                             $  8,623,000     $ 11,545,000
   Current portion of long-term debt                    1,783,000        1,144,000
   Accounts payable                                     9,943,000        9,940,000
   Accrued and other liabilities                        3,866,000        3,289,000
   Due to related parties                               1,052,000        1,052,000
                                                     ------------     ------------

               Total current liabilities               25,267,000       26,970,000
                                                     ------------     ------------

Long-term debt                                            607,000          384,000
                                                     ------------     ------------

Commitments and contingencies

Shareholders' equity:

   Preferred stock                                           --               --
   Common stock                                            30,000           31,000
   Additional paid-in capital                          34,317,000       34,589,000
   Accumulated deficit                                (19,275,000)     (17,607,000)
   Accumulated other comprehensive loss                  (343,000)        (346,000)
                                                     ------------     ------------

      Total shareholders' equity                       14,729,000       16,667,000
                                                     ============     ============

       Total liabilities and shareholders' equity    $ 40,603,000     $ 44,021,000
                                                     ============     ============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   For the Three Months Ended
                                                           October 31,
                                                   --------------------------
                                                       1998           1999
                                                   -----------    -----------


Revenues                                           $25,574,000    $25,503,000

Cost of revenues                                    16,538,000     15,746,000
                                                   -----------    -----------

Gross profit                                         9,036,000      9,757,000

Selling, general and administrative expenses         8,005,000      8,459,000
                                                   -----------    -----------

Operating income                                     1,031,000      1,298,000

Interest expense                                       472,000        475,000
                                                   -----------    -----------
 Income before provision (benefit) for income
  taxes                                                559,000        823,000

Provision (benefit) for income taxes                      --             --
                                                   -----------    -----------

 Net income                                        $   559,000    $   823,000
                                                   ===========    ===========

 Income per share (Note 3):


 Basic and diluted                                 $       .02    $       .03
                                                   ===========    ===========


 WEIGHTED AVERAGE COMMON SHARES - BASIC             29,110,000     31,232,000
                                                   ===========    ===========
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                               29,931,000     31,956,000
                                                   ===========    ===========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                     For the Six Months Ended
                                                            October 31,
                                                   -----------    -----------
                                                       1998           1999
                                                   -----------    -----------


Revenues                                           $50,721,000    $51,059,000

Cost of revenues                                    32,690,000     31,560,000
                                                   -----------    -----------

Gross profit                                        18,031,000     19,499,000

Selling, general and administrative expenses        16,047,000     16,921,000
                                                   -----------    -----------

Operating income                                     1,984,000      2,578,000

Interest expense                                       965,000        911,000
                                                   -----------    -----------
Income before provision (benefit) for income
  taxes                                              1,019,000      1,667,000

Provision (benefit) for income taxes                      --             --
                                                   -----------    -----------

 Net income                                        $ 1,019,000    $ 1,667,000
                                                   ===========    ===========

 Income per share (Note 3):


Basic                                              $       .04    $       .05
                                                   ===========    ===========


Diluted                                            $       .03    $       .05
                                                   ===========    ===========


 WEIGHTED AVERAGE COMMON SHARES - BASIC             29,082,000     30,959,000
                                                   ===========    ===========
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                               30,232,000     31,687,000
                                                   ===========    ===========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                For the Six Months Ended
                                                                      October 31,
                                                          ------------------------------------
                                                                1998                1999
                                                          ------------          --------------

Net Income                                                $ 1,019,000            $ 1,667,000

Other comprehensive loss-                                     (10,000)                (3,000)
   Foreign currency translation adjustment
                                                          -----------            -----------

Comprehensive income                                      $ 1,009,000            $ 1,664,000
                                                          ===========            ===========

                                       6
      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                  For the Six Months Ended
                                                                                                       October 31,
                                                                                            ----------------------------------
                                                                                                 1998               1999
                                                                                            -------------       --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                                 $ 1,019,000        $ 1,667,000

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                           1,527,000          1,601,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                                    (4,236,000)        (4,247,000)

           Increase in inventory                                                                (808,000)          (451,000)

           (Increase) decrease in prepaid expenses and other assets                             (726,000)           100,000

           (Increase) decrease in net assets from discontinued operations                       (287,000)           447,000

           Increase (decrease) in accounts payable, accrued and other  liabilities               596,000           (580,000)
                                                                                             -----------        -----------

       Net cash used in operating activities                                                  (2,915,000)        (1,463,000)
                                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                                      (565,000)          (962,000)
                                                                                             -----------        -----------

       Net cash used in investing activities                                                    (565,000)          (962,000)
                                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net increase in short-term borrowings                                                  1,124,000          2,922,000

        Net payments of indebtedness                                                            (524,000)          (862,000)

         Net proceeds from common stock/warrant issuances                                      2,700,000            273,000
                                                                                             -----------        -----------

              Net cash provided by financing activities                                        3,300,000          2,333,000
                                                                                             -----------        -----------

              Net effect on foreign currency translation of cash                                 (10,000)            (3,000)
                                                                                             -----------        -----------

              Net decrease in cash                                                              (190,000)           (95,000)

Cash at beginning of period                                                                      317,000            234,000
                                                                                             ===========        ===========

Cash at end of period                                                                        $   127,000        $   139,000
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

       The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1999. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and six months ended October 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

(3)         Earnings per share:

      Basic earnings per share is calculated using the weighted average number of shares outstanding for the three and six months ended October 31, 1998 and 1999. Diluted earnings per shares is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three and six months ended October 31, 1998 and 1999.

(4)         Supplemental Disclosure of Cash Flows

       Cash paid during the six months ended October 31:

                                             1998                 1999
                                        ---------------      --------------
                Interest Paid              $ 935,000           $ 746,000

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three and Six Months Ended October 31, 1999
---------------------------------------------------------------------------

            Revenues. Revenues for the three and six months ended October 31, 1999 were $25,503,000 and $51,059,000 compared to $25,574,000 and $50,721,000 for the three and six months ended October 31, 1998, respectively, representing a decrease of 0.3% and an increase of 0.1% for the three and six months, respectively. Included in revenues for the three and six months ended October 31, 1999 were e-Deploy.com revenues of $479,000 and $539,000, respectively.

            Gross Profit. Gross profits for the three and six months ended October 31, 1999 were $9,757,000 and $19,499,000 compared to $9,036,000 and
$18,031,000 for the three and six months ended October 31, 1998, respectively. Gross profits as a percentage of net sales were 38.3% and 38.2% for the three and six months ended October 31, 1999 compared to 35.3% and 35.6% for the three and six months ended October 31, 1998, respectively. The increase in gross margin percentage is the result of the Company's improved ability to manage its projects and the transition to providing rapid technology deployment services.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended October 31, 1999 were $8,459,000 and $16,921,000, respectively, compared to $8,005,000 and
$16,047,000, respectively, for the three and six months ended October 31, 1998, respectively. As a percentage of sales, selling, general and administrative expenses were 31.2% and 33.1% for the three and six months ended October 31, 1999, compared to 31.3% and 31.6% for the three and six months ended October 31, 1998. The increase in selling, general and administrative expenses as a percentage of sales is the result of the Company's continued investment in supporting its ability to supply nationwide deployment capabilities to its clients. Included in selling, general and administrative expenses for the three and six months ended October 31, 1999 were e-Deploy.com expenses of $231,000 and $583,000, respectively.

            Interest expense. Interest expense for the three and six months ended October 31, 1999 was $475,000 and $911,000, compared to $472,000 and
$965,000, respectively, for the three and six months ended October 31, 1998, respectively.

Financial Position
------------------

            During the six months ended October 31, 1999, cash used in operations was $1,463,000 compared to a year-ago cash usage of $2,915,000.

            Cash used for investing activities during the first six months of the fiscal year ending April 30, 2000 was $962,000 compared to $565,000 during the first six months of the fiscal year ended April 30, 1999.

            Cash provided by financing activities during the six months ended October 31, 1999 was $2,333,000 compared to $3,300,000 in the year-ago period. Included in the current period were net proceeds of $273,000 from the issuance of common stock related to the exercise of stock options and purchases under the employee stock purchase plan.

            The Company's working capital improved from $2,297,000 at April 30, 1999 to $3,059,000 at October 31, 1999.

            At October 31, 1999, total debt was $13,073,000 compared to $11,013,000 at April 30, 1999.

            Shareholders' equity increased $1,938,000 during the six months ended October 31, 1999, principally reflecting net income of $1,667,000 and proceeds from the issuance of common stock related to stock option and employee stock purchase plans of $273,000.

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

                                               DATATEC SYSTEMS, INC.
                                                           Registrant



Date:       December 14, 1999                  By: /s/ James M. Caci
                                                 -------------------------------
                                               James M. Caci
                                               Chief Financial Officer and Duly
                                               Authorized Officer