Form 10-Q
period 2000-01-31
DATATEC SYSTEMS INC
filed 2000-03-15
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the quarterly period ended: January 31, 2000

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        Commission file number: 000-20688

                              Datatec Systems, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    94-2914253
------------------------------                       -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


23 Madison Road, Fairfield, NJ                           07004-2308
------------------------------                       -------------------
(Address of principal executive                          (Zip Code)
offices)

                                 (973) 808-4000
                        -----------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90
days. Yes /X/   No / /.

The number of shares of Registrant's Common Stock outstanding on January 31, 2000 was 31,274,064.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED JANUARY 31, 2000


                                      INDEX




PART I:     FINANCIAL INFORMATION

                                                                            Page

            Item 1:   Consolidated Financial Statements

                      Balance Sheets at April 30, 1999 (audited) and
                      January 31, 2000                                        3

                      Statements of Operations for the three months ended
                      January 31, 1999 and 2000                               4

                      Statements of Operations for the nine months ended
                      January 31, 1999 and 2000                               5

                      Statements of Comprehensive Loss for the
                      nine months ended January 31, 1999 and 2000             6

                      Statements of Cash Flows for the nine months ended
                      January 31, 1999 and 2000                               7

                      Notes to Unaudited Consolidated Financial Statements    8

            Item 2:   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9


PART II:    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security Holders     11

            Item 6:  Exhibits and Reports of Form 8-K                        12

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        April 30,     January 31,
                                                         1999            2000
                                                                      (unaudited)
                                                        ---------     -----------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $    234,000     $     82,000
   Accounts receivable, net                            20,661,000       25,610,000
   Inventory                                            3,252,000        4,790,000
   Prepaid expenses and other current assets            2,970,000          886,000
   Net assets from discontinued operations                447,000                0
                                                     ------------     ------------

               Total current assets                    27,564,000       31,368,000

Property and equipment, net                             5,200,000        4,800,000
Goodwill, net                                           3,539,000        3,211,000
Other assets                                            4,300,000        6,017,000
                                                     ============     ============

               Total assets                          $ 40,603,000     $ 45,396,000
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                             $  8,623,000     $ 11,240,000
   Current portion of long-term debt                    1,783,000          968,000
   Accounts payable                                     9,943,000        9,112,000
   Accrued and other liabilities                        3,866,000        3,378,000
   Due to related parties                               1,052,000        1,052,000
                                                     ------------     ------------

               Total current liabilities               25,267,000       25,750,000
                                                     ------------     ------------

Long-term debt                                            607,000          286,000
                                                     ------------     ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

   Preferred stock                                           --               --
   Common stock                                            30,000           32,000
   Additional paid-in capital                          34,317,000       38,312,000
   Accumulated deficit                                (19,275,000)     (18,638,000)
   Accumulated other comprehensive loss                  (343,000)        (346,000)
                                                     ------------     ------------

      Total shareholders' equity                       14,729,000       19,360,000
                                                     ============     ============

      Total liabilities and shareholders' equity     $ 40,603,000     $ 45,396,000
                                                     ============     ============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               For the Three Months Ended
                                                                      January 31,
                                                    -------------------------------------------------
                                                             1999                        2000
                                                     ---------------------       ---------------------


Revenues                                                   $   19,377,000              $   21,363,000

Cost of revenues                                               13,456,000                  13,699,000
                                                     ---------------------       ---------------------

Gross profit                                                    5,921,000                   7,664,000

Selling, general and administrative expenses                    7,017,000                   8,258,000
                                                     ---------------------       ---------------------

Operating loss                                                 (1,096,000)                   (594,000)

Interest expense                                                  483,000                     437,000
                                                     ---------------------       ---------------------
 Loss before provision (benefit) for income
  taxes                                                        (1,579,000)                 (1,031,000)

Provision (benefit) for income taxes                                   --                          --
                                                     ---------------------       ---------------------

 Net loss                                                 $    (1,579,000)             $  (1,031,000)
                                                     =====================       =====================

 Loss per share (Note 3):


 Basic and diluted                                        $          (.05)             $         (.03)
                                                     =====================       =====================


 WEIGHTED AVERAGE COMMON SHARES - BASIC                        29,642,000                  31,467,000
                                                     =====================       =====================
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                          29,642,000                  31,467,000
                                                     =====================       =====================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               For the Nine Months Ended
                                                                      January 31,
                                                    -------------------------------------------------
                                                             1999                        2000
                                                     ---------------------       ---------------------

Revenues                                                   $   70,098,000              $   72,422,000

Cost of revenues                                               46,146,000                  45,259,000
                                                     ---------------------       ---------------------

Gross profit                                                   23,952,000                  27,163,000

Selling, general and administrative expenses                   23,064,000                  25,179,000
                                                     ---------------------       ---------------------

Operating income                                                  888,000                   1,984,000

Interest expense                                                1,448,000                   1,347,000
                                                     ---------------------       ---------------------
 Income(loss) before provision (benefit) for
  income taxes                                                   (560,000)                    637,000

Provision (benefit) for income taxes                                   --                          --
                                                     ---------------------       ---------------------

 Net income(loss)                                          $     (560,000)             $      637,000
                                                     =====================       =====================

 Income(loss) per share (Note 3):


Basic and diluted                                          $         (.02)             $          .02
                                                     =====================       =====================


 WEIGHTED AVERAGE COMMON SHARES - BASIC                        29,285,000                  31,129,000
                                                     =====================       =====================
  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES  - DILUTED                                          29,285,000                  31,614,000
                                                     =====================       =====================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                                                  For the Nine Months Ended
                                                                                         January 31,
                                                                        ----------------------------------------------------
                                                                             1999                           2000
                                                                        --------------------      --------------------------

       Net income(loss)                                                   $       (560,000)                 $       637,000

       Other comprehensive income(loss)-                                             2,000                           (3,000)
          Foreign currency translation adjustment
                                                                        --------------------      --------------------------

       Comprehensive income(loss)                                         $       (558,000)                 $       634,000
                                                                        ====================      ==========================


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       For the Nine Months Ended
                                                                                               January 31,
                                                                                       -------------------------
                                                                                         1999              2000
                                                                                       -------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income(loss)                                                                  $  (560,000)    $   637,000

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                  2,387,000       2,518,000

       Changes in operating assets and liabilities:

           Decrease(increase) in accounts receivable                                  2,194,000      (4,949,000)

           Increase in inventory                                                       (153,000)     (1,538,000)

           Increase in prepaid expenses and other assets                             (1,723,000)       (179,000)

           (Increase) decrease in net assets from discontinued operations              (292,000)        447,000

           Increase (decrease) in accounts payable, accrued and other liabilities       237,000      (1,319,000)
                                                                                    -----------     -----------

       Net cash provided by(used in) operating activities                             2,090,000      (4,383,000)
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                             (881,000)     (1,244,000)
                                                                                    -----------     -----------

       Net cash used in investing activities                                           (881,000)     (1,244,000)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net (decrease)increase in short-term borrowings                              (3,238,000)      2,617,000

        Net payments of indebtedness                                                   (821,000)     (1,136,000)

        Net proceeds from common stock/warrant issuances                              2,654,000       3,997,000

                                                                                     ----------     -----------
              Net cash (used in)provided by financing activities                     (1,405,000)      5,478,000
                                                                                     ----------     -----------

              Net effect of foreign currency translation on cash                          2,000          (3,000)
                                                                                    -----------     -----------

              Net decrease in cash                                                     (194,000)       (152,000)

Cash at beginning of period                                                             317,000         234,000
                                                                                    ===========     ===========

Cash at end of period                                                               $   123,000     $    82,000
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

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 1999. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended January 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

(3)      Earnings per share:

         Basic earnings per share is calculated using the weighted average number of shares outstanding for the three and nine months ended January 31, 1999 and 2000. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three and nine months ended January 31, 1999 and 2000. Outstanding options and warrants have been excluded for the three months ended January 31, 1999 and 2000 and for the nine months ended January 31, 1999 as their inclusion would have been antidilutive for these periods.

(4)      Supplemental Disclosure of Cash Flows

         Cash paid during the nine months ended January 31:

                                           1999                   2000
                                        ----------            ----------
                 Interest Paid          $1,221,000            $1,132,000

(5)      eDeploy.com

         The following table breaks out the revenue and expenses attributable to the Company's subsidiary eDeploy.com for the nine months ended January 31, 2000. All revenues and expenses not directly attributed to eDeploy.com are reflected as Datatec.



                             eDeploy            Datatec          Consolidated
                             -------            -------          ------------

Revenues                     $1,029,000     $71,393,000          $72,422,000

Operating income(loss)      ($1,063,000)     $ 3,047,000         $ 1,984,000

Net income(loss)            ($1,954,000)     $  2,591,000        $   637,000

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three and Nine Months Ended January 31, 2000

            Revenues. Revenues for the three and nine months ended January 31, 2000 were $21,363,000 and $72,422,000 compared to $19,377,000 and $70,098,000 for the three and nine months ended January 31, 1999, respectively, representing an increase of 10.2% and 3.3% for the three and nine months, respectively. Included in revenues for the three and nine months ended January 31, 2000 were eDeploy.com revenues of $490,000 and $1,029,000, respectively.

            Gross Profit. Gross profits for the three and nine months ended January 31, 2000 were $7,664,000 and $27,163,000 compared to $5,921,000 and
$23,952,000 for the three and nine months ended January 31, 1999, respectively. Gross profits as a percentage of net sales were 35.9% and 37.5% for the three and nine months ended January 31, 2000 compared to 30.6% and 34.2% for the three and nine months ended January 31, 1999, respectively. The improved gross profit margin is the result of initiatives that began in the 3rd and 4th quarter of fiscal year ended April 30, 1999. These initiatives were focused on improving project management information to allow for improved decision making. These initiatives also included additional personnel in the role of project management and sales engineering.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended January 31, 2000 were $8,258,000 and $25,179,000, respectively, compared to $7,017,000 and
$23,064,000, respectively, for the three and nine months ended January 31, 1999, respectively. As a percentage of sales, selling, general and administrative expenses were 38.7% and 34.8% for the three and nine months ended January 31, 2000, compared to 36.2% and 32.9% for the three and nine months ended January 31, 1999. The increase in selling, general and administrative expenses as a percentage of sales is the result of the Company's continued investment in supporting its ability to supply nationwide deployment capabilities to its clients. Included in selling, general and administrative expenses for the three and nine months ended January 31, 2000 were eDeploy.com expenses of $718,000 and $2,092,000, respectively.

            Interest expense. Interest expense for the three and nine months ended January 31, 2000 was $437,000 and $1,347,000 compared to $483,000 and
$1,448,000, respectively, for the three and nine months ended January 31, 1999, respectively.

Financial Position

            During the nine months ended January 31, 2000, cash used in operations was $4,382,000, reflecting growth in the Company's receivables and continued investment in the development of eDeploy(TM), compared to the nine months ended January 31, 1999, during which cash provided by operations was $2,090,000.

            Cash used for investing activities during the first nine months of the fiscal year ending April 30, 2000 was $1,244,000 compared to $881,000 during the first nine months of the fiscal year ended April 30, 1999.

            Cash provided by financing activities during the nine months ended January 31, 2000 was $5,477,000 compared to cash used in financing activities of $1,405,000 in the year-ago period. Included in the current period were net proceeds of $3,997,000 from the issuance of common stock related to the exercise of stock options and warrants as well as purchases under the employee stock purchase plan.

            The Company's working capital improved from $2,297,000 at April 30, 1999 to $5,618,000 at January 31, 2000.

            At January 31, 2000, total debt was $12,494,000 compared to $11,013,000 at April 30, 1999.

            Shareholders' equity increased $4,631,000 during the nine months ended January 31, 2000, principally reflecting net income of $637,000 and proceeds from the issuance of common stock related to the exercise of stock options and warrants as well as purchases under the employee stock purchase plan of $3,997,000.

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

                                                DATATEC SYSTEMS, INC.
                                                    Registrant



Date:       March 15, 2000                      By:/S/ James M. Caci
                                                   -----------------------------
                                                James M. Caci
                                                Chief Financial Officer and Duly
                                                Authorized Officer