Form 10-K
period 2000-04-30
DATATEC SYSTEMS INC
filed 2000-07-31
CIK 768119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended April 30, 2000
                                       OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the Transition period from ________ to ________

                          Commission File No. 000-20688

                              DATATEC SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                 94-2914253
-----------------------------               ------------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

    23 Madison Road, Fairfield NJ                        07004
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:        (973) 808-4000

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:
 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------
 Common Stock, $.001 par value         Nasdaq National Market System
 Preference Share Purchase Rights      Nasdaq National Market System


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES /X/    NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates at June 30, 2000 was approximately $178,926,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

The total number of shares of Common Stock of the Registrant outstanding at June 30, 2000 was 33,492,303.

                                TABLE OF CONTENTS



Part I                                                                   Page #
------                                                                   ------

Item 1.       Business                                                       3
Item 2.       Properties                                                    11
Item 3.       Legal Proceedings                                             11
Item 4.       Submission of Matters to a Vote of Security Holders           12


Part II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                           13
Item 6.       Selected Financial Data                                       14
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     15
Item 8.       Financial Statements and Supplementary Data                   21
Item 9.       Change in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      46

Part III

Item 10.      Directors and Executive Officers of the Registrant            47
Item 11.      Executive Compensation                                        50
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                55
Item 13.      Certain Relationships and Related Transactions                58


Part IV

Item 14.      Exhibits, Financial Statements Schedules and Reports          59
              on Form 8-K

                           FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, competition, technological advances and availability of managerial personnel. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Datatec Systems, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                     PART I

Item 1.   Business

The Company

Datatec Systems, Inc. and its subsidiaries (the "Company" or "Datatec") are in the business of providing rapid and accurate technology deployment services and licensing software tools, designed to accelerate the delivery of complex Information Technology (IT) solutions for Technology Providers and Enterprises. The Company markets its services primarily to large Original Equipment Manufacturers (OEM's), systems integrators, independent software vendors, telecommunications carriers and service providers (collectively, "Technology Providers") as well as to a select number of Fortune 2000 customers in the United States and Canada. The Company's deployment services include the following: (i) the process of "customizing" internetworking devices such as routers and switches, and computing devices such as servers and workstations to meet the specific needs of the user (hereinafter referred to as "configuration"), (ii) the process of integrating these hardware devices as well as integrating operational and application software on a network to ensure they are compatible with the topology of the network and all legacy systems (hereinafter referred to as "integration"), and (iii) the physical process of installing technology on networks (hereinafter referred to as "installation"). The Company licenses its software tools through its subsidiary, eDeploy.com, Inc., and has established a new subsidiary, Global Integration Services, for its proposed entry into Europe.

            The Company utilizes web-enabled implementation tools that were internally developed to provide its deployment services. These, together with its proprietary processes, allow the Company to rapidly and efficiently deliver high quality and cost effective large-scale technology deployment solutions to its clients, which it does primarily on a fixed time/fixed cost basis. The components of the Company's implementation model are made up of a combination of people, process and tools, that include:

o The utilization of a web-based software tool, eDeploy(TM), that provides pricing, assessment, design and project management automation and enhances the speed and accuracy of the deployment process. The automation also significantly reduces the labor costs and technical skills required to accomplish most complex deployment projects.

o The utilization of Integrators Workbench and Router Central process and software that provide automation and mass customization in the configuration / integration of computing and internetworking devices as well as application and operational software.

o The Company carries out most of its complex integration and configuration process within five (5) Configuration Centers situated throughout the United States and one (1) in Canada. By conducting these activities at the Company's staging centers, and utilizing, where applicable, the Company's software tools, the Company is able to prepare and rollout project components so that they arrive at a customer site in a "plug and play" state.

o A field deployment force capable of delivering all types of complex technologies due to the "plug and play" nature of the Company's "configuration/integration" process.

            The Company operates out of 18 offices and has a field deployment team of approximately 334 people, allowing it to conduct multiple, simultaneous large-scale deployments across the United States and Canada. The Company's deployment capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace onto what are increasingly complex networks and "IT" environments.

The Company is incorporated in Delaware and its stock is traded on the Nasdaq National Market System under the symbol "DATC". The Company maintains its executive offices at 23 Madison Road, Fairfield, New Jersey 07004. Its telephone number is (973) 808-4000. The Company's website can be located at www.datatec.com. The Company's subsidiary, eDeploy.com, Inc. maintains its headquarters at 12345 W. Alameda Parkway, Suite 208, Lakewood, Colorado 80228. Its telephone number is (303) 987-3499. eDeploy.com's website can be located at www.eDeploy.com.

Datatec's Deployment Solutions

            Technology Providers need to improve the "absorption" or "time to market" of their products to maximize return on sales, as well as return on product development costs. In addition, end-users need to maximize their return on technology investments especially when one considers the rapid obsolescence factor, which aggravates returns if the time to deploy new technology is not minimized. The speed and accuracy of deployment is a critical factor in improving these fundamental ratios.

            The dynamics that are creating an increasing demand for the Company's software-enabled deployment offerings include the following:

o Independent analysts suggest that the global configuration and deployment market is valued at approximately $70 billion and growing at approximately 17% per annum. This market is highly fragmented and to the best of the Company's knowledge there are no other companies that have focused their entire business model on this market space. The need for a company devoted to providing alternative solutions for deployment services becomes clear when one considers that despite the speed of technology innovation over the past decade, the way in which technology is deployed has remained relatively constant over the same period. It is therefore not surprising that deployment has become a bottleneck and a major restraint to growth for Technology Providers.

o Due to shorter product life cycles, hardware manufacturers and software vendors alike must find ways to rapidly bring their products to market or face losing market share. The Company has shown a capability of reducing the time to deploy by between 40% and 80%.

o By significantly reducing the "time to market", technology providers and users benefit from improved return on sales and return on investment, respectively.

o In order to maintain a competitive edge in the market, corporations are constantly looking to become more efficient and technology has become a major source of competitive advantage. Speed of deployment has therefore become vital.

o Due to the utilization of software tools, error rates are significantly reduced, thereby increasing customer satisfaction and efficiency.

o Technologies are becoming increasingly complex, which makes them extremely difficult and costly to the implement, especially without tools and methodologies. Given the downsizing of many IT departments and their preoccupation with core operations, companies are increasingly looking to outsource the deployment of new technologies.

o Technology companies are today launching new products at an ever faster rate. The problem is that due to inadequate level of skilled resources there is a lack of capacity to assimilate these new products rapidly in the market. The skill gap that exists is widening every year and so without automation, the problem will persist. The Company's software tools bring a level of automation to the process that reduces the level of skills required to perform complex technology implementations. The Company can therefore recruit from a less costly and larger pool of resources.

eDeploy.com

            The eDeploy(TM) solution is a compelling and unique mix of flexible tools, project logistics, process mapping/automation and connected, virtual "communities" of users and participants. Leveraging the core benefits of new-era IT applications and platforms, the solution improved process, controls, monitoring and best practices to complex IT deployments thereby significantly increasing efficiencies and reducing costs.

            The application platform is designed to be open and standards-based, and can easily integrate with a wide variety of other existing business systems including back office applications, management and support platforms and process automation tools. The eDeploy(TM) solution is generally accessed via an Internet web browser connection.

            At its highest level, eDeploy(TM) has been grouped into five discreet application sets that can be combined to provide workflow continuum and to more effectively integrate with an organization's existing platforms and applications solutions. Each application module and associated tool, leverages related project information and integrates seamlessly with one another. The five modules that make up eDeploy(TM) are:

o           Bid & Proposal Engine
In practice, the Bid and Proposal Engine prompts users through a series of simple instructions that feed the project assessment tools. The user is left with a detailed proposal, scope of work, work estimates, pricing and contract draft. The Statement of Work ("SOW") and other deliverables provide a digital "baseline" for other eDeploy(TM) modules. This application has proven to reduce sales lead times by up to 90% and truly leverages an organization's professional resources by maximizing their ability to quickly and accurately respond to complex opportunity assessment.

o           Preparation & Design
  This module organizes the collection of data from site and equipment surveys, creates a gap analysis and drives to a fully designed and ready to implement project plan. This module provides the user with tools to feed project and equipment specific configuration files that construct the base for its automated configuration solution sets. Once confirmed, this module provides a backdrop for access to other eDeploy modules that organize a project. The module provides a base information flow for project contacts, site information, schedules and begins the project manual process. This approach institutionalizes the proven best practices for successful project fulfillment, and feeds other modules for project deployment steps.

o Configuration & Integration (Integrators' Workbench) eDeploy.com's automated configuration tools load software on any manner of desktop-based servers, PCs, applications or operating systems as well as complex internetworking/multiservices equipment including routers, switches and IP telephony devices. These automated tools reduce configuration time by 50% to 90% compared with other manual and semi-automatic approaches and prepare these devices for easy to complete, plug and play installations. These tools are available through the eDeploy.com web-based Extranet site and can be used either onsite or via multi-disciplinary configuration centers.

o           Deployment Management
  This module builds the base for managing information flow for equipment shipments, completion schedules, configuration files, quality tracking and related customer satisfaction statistics. eDeploy.com has an innovative "dashboard" report that consolidates all the many steps and report formats into a single "at a glance" report for the project managers to assess project progress.

o           Transition & Maintenance
  Once deployed, this module organizes as-built drawings and digitized images and maintenance reports, installed equipment serial numbers, and creates the configuration database for future reference. eDeploy.com provides on-line product registration information, and becomes a source for on-site configuration rebuilds for update or maintenance purposes.

In the hands of any Technology Provider, including the Company, the software tools provide support in their endeavors to:

o   Shorten time to market for new product introductions;
o   Create a fast unified, efficient and accurate end-user pricing methodology;
o   Obtain real time, secure feedback from its channel;
o Provide their channel opportunities to propose and bid on leads with minimal resource and at high speed; o Provide the channel with a well proven and an implementation process that provides for "best practices".

Other benefits provided by eDeploy(TM) to technology providers, as well as end-users, include the following:

o Planning, monitoring and executing complex technology implementations. The integrated applications allow users to better manage the myriad of personnel issues, customer needs, and logistics that all need to be properly coordinated to ensure success.

o Reduction in labor costs and increased productivity and efficiency. Typical time reductions achieved by using software-enabled process range between 40% and 80%, while efficiency improvements can reach over 200%.

o The ability to leverage technical skills. Highly complex technical solutions can be deployed using less technical people. This is of particular importance in the IT market, where the increasing demand for experienced highly skilled engineers is placing constraints on the availability of such resources.

o A higher degree of accuracy in the deployment process increases customer satisfaction through a combination of process, tools and people. Technologies can be more accurately and speedily deployed thereby increasing customer satisfaction. In a recent project, the utilization of eDeploy(TM) was the major reason for increasing customer satisfaction from a "D" to a "B" in less than three months.

Datatec's Software-Enabled Service Offerings

            The Company has created the following distinct branded solutions targeted towards specific market needs: (i) Network Device Deployment; (ii) Computing Device Deployment; (iii) Technology Refresh & Migration; and (iv) Site Readiness & Infrastructure.

            Network Device Deployment ("NDD"). NDD is the software-enabled process for staging, configuring, integrating and installing new communication devices such as routers and switches. Client's can select to outsource one or all of the above functions. They can also choose to carry out the first three processes within their own manufacturing, staging or integration facilities using Integrator's Workbench. In the past year, the Company believes it has moved this offering from the proof of concept stage to an offering with strong demand and general market acceptance. NDD is the primary solution supporting the Company's relationship with Cisco Systems, Inc. ("Cisco").

            Computing Device Deployment ("CDD"). CDD is the software-enabled process for staging, configuring, integrating and installing new computing devices such as servers, workstations and laptops. Clients ship products to one of the Company's configuration centers for processing. However, before the deployment process can commence, significant pre-deployment time is spent in engineering, designing, software customization and data collection to ensure rapid and error free deployment. The Company has identified CDD as a major opportunity for growth.

            Technology Refresh & Migration ("TRM"). TRM projects apply the Company's methodology and configuration automation tools to decrease the time and complexity of upgrading a clients existing IT infrastructure and equipment on-site. Typical TRM projects may include one or in some cases all of the following:

o  Migration  to a new desktop  operating  system;

o  Migration  to a new server system;
o  Rollout  of  a  new  or  upgraded  application  suite;
o  Introducing Internet services; and
o  Upgrading the network infrastructure.

Site Readiness and Infrastructure ("SRI"). A major technology migration or upgrade within an organization often first requires an overhaul of the Company's physical infrastructure. The Company has significant experience and expertise in ensuring a site is fully capable of accepting new technology. Infrastructure improvement could include one or all the following:

o  Data Communications Cabling;
o  Telecommunications Cabling;
o  Power Cabling; and
o  Physical/Structural Pathway Modification.

            One primary reason why organizations choose the Company for their deployment is because it can carry out all the attendant functions to implement technology without recourse to sub-contractors. The same project team responsible for infrastructure is capable of installing routers, workstations and servers as well as migrating operating systems within the most complex enterprise environments.

Strategy

            The Company's mission is to see its processes and methodologies which are encapsulated in its software tools become the defacto standard for technology deployment. The strategy is to achieve this by providing software enabled services as well as licensing software to large Technology Providers and certain Fortune 2000 companies. In support of this strategy the Company is engaged in the following activities:

o Continuing to invest in the research and development of automated tools through its separate subsidiary, eDeploy.com, Inc.;

o Creating strong long-term relationships with Technology Providers, thereby providing a source for repeatable business;

o Engaging its salesforce to support the selling efforts of its strategic partners like Cisco, IBM, Hewlett Packard and Cabletron;

o Supplementing its organic growth with strategic acquisitions where it can leverage its tools and processes and methodology to significantly enhance the gross margins and quality of the acquired company's revenues and expand its geographic coverage.

Sales and Marketing

            The Company's marketing efforts are focused towards projects requiring more complex solutions from a technical, geographic dispersion, or time sensitive point of view. In the Company's experience, more complex, multi-site deployments have significantly less competitive pressures, and generate higher proposal close rates and gross margins than deployments with less complexity and/or less geographic dispersion.

            Over the past several years, the Company's sales force of 30 account managers worked directly with large Enterprise Customers and built a solid business foundation on its ability to provide rapid technology deployment services. The Company's service offerings have improved the return on investment for these enterprise customers by providing People, Process and Tools to greatly reduce the time for deployment projects with quality, speed, accuracy and value.

            Given the growth of the internet economy, the Company has over the past several years focused on creating relationships with OEM (original equipment manufactures) and SP (Service Providers). These market segments are in need of resources and processes to facilitate the assimilation of new technologies in their respective market space. By accelerating the absorption of technologies, the Company improves the return on sales for these partners.

            This strategy has helped establish a new identity for the Company as it forms significant relationships with global OEMs and major integrators. These relationships have in turn provided additional leverage for access and identity in the market space that heretofore the Company's sales force was unable to penetrate.

Clients

            The Company performs deployment services directly to a variety of enterprise clients across a broad range of industries. The Company also delivers its services to end-users through Technology Providers that utilize the Company's deployment services on a project-by-project basis. The Company's clients include:

Enterprise - Direct                      Technology Providers - Indirect
-------------------                      -------------------------------
CitiGroup, Inc.                          Automated Data Processing, Inc.
Federated Department Stores, Inc.        Bell Atlantic Network Integration, Inc.
Lowe's Companies, Inc.                   Cisco Systems, Inc.
Office Depot, Inc.                       Computer Sciences Corporation
Starbucks Corporation                    Diebold Incorporated
State Farm Mutual Automobile             Electronic Data Systems Corporation
  Insurance Company
The Chubb Corporation                    IBM Global Services
The Home Depot, Inc.                     MCI Worldcom, Inc.
Toys "R" Us, Inc.                        Qwest Communications International Inc.
Walgreen Co.

            During each of the past three fiscal years, revenues from the Company's services to a limited number of customers have accounted for a substantial percentage of the Company's total revenues. For the years ended April 30, 2000, 1999 and 1998, the Company's 15 largest customers accounted for approximately 73%, 57%, and 52% of the Company's revenues. For the year ended April 30, 2000, Lowe's Companies, Inc. accounted for approximately 19% of the Company's revenues. For the year ended April 30, 1999, Cisco Systems, Inc. accounted for approximately 10% of the Company's revenues. For the year ended April 30, 1998, there were no customers who accounted for more then 10% of the Company's revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter-to-quarter, based on the requirements of its customers and the timing of delivery of services.

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

Employees

            As of April 30, 2000, the Company had approximately 720 full-time employees. Of these full-time employees, approximately 284 are employed under contracts with the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 1430.

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

Item 2.  Properties

            The Company's corporate headquarters is located in Fairfield, New Jersey. The headquarters leased office space of 36,000 square feet also houses the Company's New York/New Jersey office as well as one of the Company's six configuration centers. In addition to its headquarters building, the Company leases throughout the United States approximately 252,000 square feet of space in 16 locations for its sales and field operations and configuration centers. The Company also leases an aggregate of approximately 7,000 square feet of space in one location in Canada.

Item 3.  Legal Proceedings

            The  Company  is  not  a  party  to  any  legal   proceedings  which
individually or in the aggregate, is believed to be material to the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

            On April 18, 2000, the Company held the Annual Meeting of Shareholders (the "Meeting"), whereby the shareholders approved (i) the election of six (6) directors; (ii) the approval of the adoption of the Company's 2000 Stock Option Plan; and (iii) the ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending April 30, 2000. The vote on such matters was as follows:

1. Election of Directors

                                                                 Total Vote
                                         Total Vote of Each      Withheld From
                                                Nominee          Each Nominee


               Isaac Gaon                     24,983,359              781,725

               William J. Adams, Jr.          25,699,691               65,393

               Thomas Berry                   25,699,781               65,303

               Frank P. Brosens               25,700,491               64,593

               Robert Friedman                25,484,030              281,054

               David Milch                    25,700,291               64,793

2.   The approval of the Company's 2000 Stock Option Plan:


               For                                                  7,314,117

               Against                                              1,321,711

               Abstaining                                              72,842

               Broker Non-Votes                                    17,056,414

3. Appointment of Arthur Andersen LLP as the Company's independent public accountants:


               For                                                 25,692,401

               Against                                                 38,648

               Abstaining                                              34,035

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

            The Company's Common Stock is currently traded on the Nasdaq National Market System ("Nasdaq") under the symbol "DATC". The Company's Common Stock commenced listing on the Nasdaq Smallcap Market on May 3, 1994. The following table sets forth the high and low sale prices on the Nasdaq Smallcap Market for the periods indicated.

                                                   High           Low
                                                   ----           ---
May 1, 1998 - July 31, 1998...................     $6 3/8        $3 13/16
August 1, 1998 - October 31, 1998.............     $4 3/16       $1 7/8
November 1, 1998 - January  31, 1999..........     $5 3/16       $2 9/16
February 1, 1999 - April 30, 1999.............     $41/2         $21/4
May 1, 1999 - July 31, 1999...................     $4 1/16       $2 9/32
August 1, 1999 - October 31, 1999.............     $3 13/16      $2 9/32
November 1, 1999 - January  31, 2000..........     $9 5/8        $2 1/16
February 1, 2000 - April 30, 2000.............     $19           $4 11/16


            On June 30, 2000, the closing sale price for the Company's Common Stock as reported on the Nasdaq Smallcap Market was $5 5/8. As of June 30, 2000, there were approximately 201 holders of record of the Company's Common Stock.

            The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to shareholders in amounts sufficient to reimburse Datatec Industries, Inc. shareholders for Federal (and some state) income tax liabilities arising from Datatec Industries, Inc. former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. The Company's loan agreements with its lender include a restriction prohibiting the payment of dividends.

Item 6.  Selected Financial Data

            The following table sets forth the selected financial data of the Company for, and at the end of the years ended April 30, 1996, 1997, 1998, 1999 and 2000.

            The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.

                                                                                    Year Ended
                                                                                      April 30,
                                                             (in thousands, except share and per share data)
Statement of Operations Data:                    1996                1997               1998                1999           2000
                                              -----------        -----------      -------------     -------------       ---------
Revenues                                         $ 59,169           $59,481            $ 76,804            $93,751       $ 95,148
Operating income (loss)                           (4,248)             1,538                 517              1,662             47
Income (loss) from continuing operations          (5,149)               127             (1,218)              (191)        (1,633)
Discontinued operations                           (8,046)           (5,662)             (2,768)              (315)             --
Extraordinary item (see change)                     (223) (a)            --                  --                 --             --
Net loss                                        $(13,418)         $ (5,535)            $(3,986)            $ (506)      $ (1,633)
                                              ============     =============     ===============    ===============   ============

Income (loss) per share - Basic and Diluted:
  Income (loss) from continuing operations       $  (.28)          $  (.09)             $ (.05)            $ (.01)        $ (.05)
  Discontinued operations                           (.44)             (.27)               (.10)              (.01)             --
  Extraordinary item                                (.01)                --                  --                 --             --
                                              ------------     -------------     ---------------    ---------------   ------------
Net loss per share                               $  (.73)          $  (.36)             $ (.15)            $ (.02)        $ (.05)
                                              ============     =============     ===============    ===============   ============

Average common and common equivalent shares
 - Basic and Diluted                          18,354,000        21,151,000          26,451,000         29,517,000     31,541,000
                                              ============     =============     ===============    ===============   ============

(a) Write off of unamortized deferred financing fees as a result of the early extinguishment of debt.

                                                                                  April 30,
                                             ---------------------------------------------------------------------------------
                                                  1996            1997              1998             1999              2000
                                                  ----            ----              ----             ----              ----
Balance Sheet Data:

Working capital (deficit)                     $(7,664)          $(2,957)          $  1,022         $ 2,297            $16,158
Total assets                                   23,494            27,804             37,813          40,603             55,062
Long-term debt                                  2,338             4,751              2,415             607                226
Total shareholders' equity (deficit)           (3,706)           (1,750)            10,468          14,729             21,045

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements.

Overview

            The Company is in the business of providing rapid and accurate technology deployment services and licensing software tools to support Technology Providers and Enterprises in the delivery of complex IT solutions. Utilizing six regional staging and configuration centers and its own field deployment team of approximately 334 people operating out of 18 offices, the Company conducts multiple simultaneous large scale deployments for organizations throughout the United States and Canada. The Company believes its consistent, rapid deployment model enables its Enterprise customers to accelerate the assimilation of networking technologies into their organizations and allows its Technology Providers to enhance the "absorption" of their products in the marketplace.

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

            During fiscal 1999 the Company began expanding its development of software tools to incorporate several new applications in addition to its Integrators Workbench and has incorporated them into a new product, eDeploy(TM). As previously mentioned in Item 1., these applications include: Bid and Proposal, Preparation and Design, Configuration and Integration,

Deployment Management and Transition and Maintenance. In light of potential conflicts between the licensing of eDeploy(TM) and providing deployment services, the Company merged the activities of developing, marketing, selling and managing the licensing of its software into its CASI subsidiary. The Company then changed the name of CASI to eDeploy.com, Inc (eDeploy.com).

            The Company's deployment services are generally provided at a fixed contract price pursuant to purchase orders or other written agreements with its customers.

            Revenues from deployment services, including configuration, integration and installation under short-term workorders are recognized as the services are provided. On long-term deployment service contracts the Company recognizes revenue on a percentage of completion basis. The Company recognizes revenue from licensing its software in accordance with Statement of Position 97-2 "Software Revenue Recognition". The Company also recognizes revenue as an Application Service Provider (ASP). Under this scenario, the Company does not license the software, but provides access to the software that is being hosted by eDeploy.com. For this access, eDeploy.com bills its customers and recognizes this revenue over the period of access.

            The Company's cost of deployment services consists of three main categories: labor, materials, and project expenses. Labor consists of salaries and benefits of the Company's field installation force as well as staging and configuration personnel. The materials category includes all materials used in the installation process such as connectors, wall plates, conduit, and data and electrical cable. Project expenses include travel and living expenses for the installation teams, equipment rentals and other costs that are not labor related or materials.

            The Company capitalizes certain computer software costs incurred by eDeploy.com, Inc. in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company also capitalizes certain costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs are amortized over a period not to exceed three years.

            As  of  April  30,  2000,   the  Company  has  net  operating   loss
carryforwards for Federal tax purposes of approximately $16 million. United States tax rules limit the amount of net operating loss that companies may utilize in any one-year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has completed several financings since the effective date of these rules and does not believe that its ability to utilize its net operating loss carryforwards is limited as of April 30, 2000, although ownership changes in future periods may pose limitations of the Company's use of net operating loss carryforwards. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service.

            The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

Comparison of Fiscal Years Ended April 30, 2000 and 1999

            Revenues. Revenues for the year ended April 30, 2000 were $95.1 million compared to $93.8 million for the year ended April 30, 1999, representing an increase of 1.4%. Deployment Services revenues increased by less than 1% from $93.8 million in 1999 to $94.1 million in 2000. Growth in revenue was negatively impacted by customer Y2k concerns and the associated "lock downs", as well as a shift in the Company's sales/marketing strategy. This shift, has increased the level of focus on the indirect sale. Revenues from Technology Providers increased 22.5% from $19.8 million in 1999 to $24.2 million in 2000. Revenues from Enterprise customers decreased by 5.5% from $74.0 million in 1999 to $69.9 million in 2000. eDeploy.com revenue increased from $0 in 1999 to $1.1 million in 2000. These revenues represent ASP access and other fees.

            Gross profit. Gross profit for the year ended April 30, 2000 was $34.8 million compared to $32.8 million for the year ended April 30, 1999. Gross profit percentage was 36.5% for the year ended April 30, 2000 compared to 35.0% for the year ended April 30, 1999. Deployment Services cost of revenues decreased by 1% from $61.0 million in 1999 to $60.4 million in 2000. Gross profit as a percentage of sales increased from 34.9% in 1999 to 35.7% in 2000. The improved gross profit is the result of several factors, including improved information systems for project management and the termination of certain low margin customers at the end of 1999. All costs and expenses of eDeploy are reflected as selling, general and administrative.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended April 30, 2000 were $34.7 million compared to $31.1 million for the year ended April 30, 1999, representing an increase of 11.7%. As a percentage of revenues, selling, general and administrative expenses represented 36.5% for the year ended April 30, 2000 compared to 33.1% for the year ended April 30, 1999. Deployment Services selling, general and administrative expenses increased by 6.1% from $29.8 million in 1999 to $31.7 million in 2000 and as a percentage of revenues, increased from 31.8% in 1999 to 33.7% in 2000. The increase in selling, general and administrative expenses in absolute dollars is primarily due to increased facility costs, salary and benefit costs and one time travel related costs. eDeploy.com selling, general and administrative expenses increased by 144% from $1.3 million in 1999 to $3.1 million in 2000. The increase is the result of eDeploy.com's growth and emergence in 2000 as a stand-alone company. Increases in salary and benefits were the primary contributors to the increase as eDeploy.com builds out its infrastructure to develop, market and manage the licensing of its software.

            Interest expense. Interest expense for the year ended April 30, 2000 was $1.7 million, compared to $1.9 million for the year ended April 30, 1999. The decrease is primarily attributable to reduced average debt balances for the year.

            Income Taxes. A valuation allowance has been provided to offset deferred tax assets as realization is presently not more likely than not.

Comparison of Fiscal Years Ended April 30, 1999 and 1998

            Revenues. Revenues for the year ended April 30, 1999 were $93.8 million compared to $76.8 million for the year ended April 30, 1998, representing an increase of 22.1%. Deployment Services revenues increased by 23.9% from $75.7 million in 1998 to $93.8 million in 1999. The Company has seen increased demand for its services from both its direct Enterprise clients and its indirect Technology Provider clients, including its strategic partners. Revenues from the Company's indirect clients increased by 109%, while revenues to direct Enterprise clients increased by 9%. Over the past two years the Company has devoted significant efforts to developing strategic relationships with Technology Providers. eDeploy.com revenue was $0 in 1999 compared to $1.1 million in 1998. In 1998, the Company licensed it Integrators Workbench Product Series(TM) software to one customer for $1.1million.

            Gross profit. Gross profit for the year ended April 30, 1999 was $32.8 million compared to $29.6 million for the year ended April 30, 1998. Gross profit percentage was 35.0% for the year ended April 30, 1999 compared to 38.5% for the year ended April 30, 1998. Deployment Services cost of revenue increased by 33.5% from $45.7 million in 1998 to $61.0 million in 1999. Deployment Services gross profits as a percentage of sales decreased from 37.6% in 1998 to 34.9% in 1999. The gross profit for the year was negatively impacted by lower than anticipated gross margins in the third quarter. Gross profit for the third quarter of 1999 was 31% compared to 40% for the third quarter of 1998. The third quarter gross profit in fiscal 1999 was impacted by lower than anticipated revenue volume in the quarter and project management control issues with a couple of major projects.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended April 30, 1999 were $31.1 million compared to $30.3 million for the year ended April 30, 1998, representing and increase of 2.6%. As a percentage of revenues, selling, general and administrative expenses were 33.1% for the year ended April 30, 1999 and 39.5% for the year ended April 30, 1998. Deployment Services selling general and administrative expenses increased by 2.8% from $29.0 million in 1998 to $29.8 million. eDeploy.com selling, general and administrative expenses were constant at $1.3 million in 1998 and 1999.

            Reversal of reserves deemed unnecessary. During the year ended April 30, 1998, the Company, as a result of assessing its previous history related to sales tax audit adjustments, reversed approximately $1.2 million of sales tax reserves it no longer deemed necessary.

            Interest expense. Interest expense for the year ended April 30, 1999 was $1.9 million compared to $2.1 million for the year ended April 30, 1998. The decrease is the result of lower average debt outstanding. Non-cash interest expense of $250,000 was recognized in 1998 related to the accretion of the discount on certain debt securities.

            Income taxes. The income tax benefit of $400,000 in 1998 relates to the Company's expected ability to realize the benefits of net operating loss carryforwards.

Backlog

            Backlog for the Company's services as of July 1, 2000 and July 1, 1999 totaled $59.0 million. Backlog consists of purchase orders and written agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition, and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

Liquidity and Capital Resources

            Cash and cash equivalents at April 30, 2000 were $10,077,000 compared to $234,000 as of April 30, 1999. The increase in cash represents net proceeds from certain financing activities during the year.

            During fiscal 2000, cash used by operations was $4,502,000 compared to 1999 cash usage of $460,000. Cash used by operations funded increases in receivables, inventory, and software development. During the year receivables increased by $3.2 million, resulting from an increase in days sales outstanding from 58 to 63 days as well as an increase of $2.5 million attributable to revenue earned under percentage of completion accounting that had not been billed. During the year, the value of projects where the Company is using percentage of completion increased by 80%. Inventory increased by $1.9 million to $5.1 million as of April 30, 2000. The increase has two components, the first was planned, and the second was not. In the first case, in working with its key suppliers the Company was able to secure price concessions and extended terms for requisitioning certain materials ahead of schedule. These materials are the type of materials used in the Deployment Services business everyday. The second factor, resulting in increased inventory levels, was materials purchased for a certain project scheduled for deployment in the fourth quarter of 2000 that was delayed. The last component of cash used in operations is the cash used to fund capitalized software development costs. Capitalized software development costs increased by $2.2 million for the year ending April 30, 2000. These capitalized costs relate both to the development effort of eDeploy(TM) as well as software developed for internal use.

            Cash used for investing activities during 2000 was $2.3 million compared to $1.3 million in 1999. During the year the Company continued to upgrade its internal computing and communications environment, to improve operational efficiencies as well as execute its year 2000 compliance plan.

            Cash provided by financing activities for the year ended April 30, 2000 was $16.6 million compared to $1.7 million for the year ended April 30, 1999. During fiscal 2000, the Company issued 2.5 million shares of common stock, as a result of the exercise of warrants, stock options, and pursuant to the Company's Employee Stock Purchase Plan. Net proceeds from these issuances was $8.0 million. In April 2000, the Company's subsidiary, eDeploy.com entered into a Preferred Stock Purchase Agreement with Cisco Systems, Inc. Net proceeds from this transaction were $9.6 million. The investment by Cisco Systems, Inc. was in Preferred Stock of the Company's subsidiary, accordingly, the investment has been reflected as minority interest in the accompanying Consolidated Financial Statements. (See note 8, to Consolidated Financial Statements.) In 1999, the Company completed two private equity placements. During May 1998, the Company issued 300 shares of convertible preferred stock for net proceeds of $2.3 million. During February 1999, the Company issued 533,334 shares of common stock for proceeds of $2.0 million. The Company issued approximately 230,000 shares of common stock under its Employee Stock Purchase Plan and stock option plans for net proceeds of $0.6 million. These cash inflows were offset by payments of indebtedness of $3.2 million. In 1998, warrant holders exercised approximately
2.7 million warrants resulting in net proceeds to the Company of $9.7 million. Also, in 1998, the Company issued 855,000 shares of common stock for net proceeds of $3.1 million from private equity placements.

            In March 1997, the Company replaced existing credit facilities with a $17 million credit facility consisting of (i) a $15 million three year revolving credit facility and (ii) a $2 million three year term loan payable in monthly installments of principal and interest. The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 50% of eligible inventory. The revolving line of credit bears interest at prime plus .75% and the term loan bears interest at prime plus 1.5%. As of April 30, 2000 approximately $9.9 million was outstanding under the revolving credit facility and $0.4 million was outstanding under the term loan. The credit facility was extended through March 2001 under its existing terms. As of April 30, 2000, the amount of additional available borrowings, as defined, was $1.0 million.

            As of April 30, 2000, the Company had working capital of $16.2 million compared to working capital of $2.3 million at April 30, 1999. The improvements in working capital are due to the financing activities during the year.

            As of April 30, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $16 million to offset future taxable income. Such net operating loss carryforwards expire at various dates through 2020.

            The Company believes it has adequate liquidity and resources to sustain current operations for the next twelve-(12) months.

Inflation

            In the opinion of management, inflation has not had a material adverse effect on its results of operations.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statements Schedules

                        Consolidated Financial Statements

                                                                          Page
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . 22
Consolidated Balance Sheets as of April 30, 1999 and 2000 . . . . . . . . .23
Consolidated Statements of Operations for the years ended April 30, 1998,
  1999 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Consolidated Statements of Comprehensive Loss for the years
  ended April 30, 1998, 1999 and 2000. . . . . . . . . . . . . . . . . . . 25
Consolidated Statements of Changes in Shareholders' Equity [Deficit]
  for the years ended April 30, 1998, 1999 and 2000 . . . . . . . . . . . .26
Consolidated Statements of Cash Flows for the years ended
 April 30, 1998, 1999 and 2000. . . . . . . . . . . . . . . . . . . . . . .27
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 28


                                    Schedules

Schedule II -           Valuation and Qualifying Accounts . . . . . . . . .46

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Datatec Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datatec Systems, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1999 and 2000 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity [deficit] and cash flows for each of the three years in the period ended April 30, 2000. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datatec Systems, Inc. and subsidiaries as of April 30, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                                    /s/ ARTHUR ANDERSEN LLP
                                                    -----------------------
Roseland, New Jersey                                ARTHUR ANDERSEN LLP
July 17, 2000

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         April 30,
                                                                                1999                      2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                       $   234,000               $10,077,000
   Receivables, net (Note 3)                                                 20,661,000                23,849,000
    Inventory (Note 1)                                                        3,252,000                 5,129,000
    Prepaid expenses and other current assets (Note 1)                        3,308,000                 1,301,000
    Net assets from discontinued operations (Note 17)                           447,000                        --
                                                                           -------------             ------------
               Total current assets                                          27,902,000                40,356,000
Property and equipment, net (Notes 1, 4 & 6)                                  5,200,000                 5,169,000
Goodwill, net (Note 1)                                                        3,539,000                 3,102,000
Other assets  (Note 1)                                                        4,300,000                 6,435,000
                                                                           -------------             ------------
               Total assets                                                 $40,941,000               $55,062,000
                                                                           ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term borrowings (Note 5)                                           $ 8,623,000               $ 9,070,000
   Current portion of long-term  debt (Note 6)                                1,783,000                   776,000
   Accounts payable                                                           9,943,000                 9,480,000
   Accrued and other liabilities                                              3,866,000                 3,482,000
   Due to related parties (Note 10)                                           1,390,000                 1,390,000
                                                                           -------------             ------------
               Total current liabilities                                     25,605,000                24,198,000
                                                                           -------------             ------------
Long-term debt (Note 6)                                                         607,000                   226,000
                                                                           -------------             ------------
Commitments and contingencies (Note 12)
Minority interest                                                                    --                 9,593,000
Shareholders' equity (Notes 1, 8 & 11):
   Preferred stock, $.001 par value (4,000,000 shares
   authorized, 300 shares issued and 120 outstanding as of
   April 30, 1999)                                                                   --                        --
   Common stock, $.001 par value (authorized 75,000,000
      Shares; issued and outstanding 30,489,000 and                              30,000                    33,000
      33,413,000 shares as of  April 30, 1999 and 2000,
      respectively)  (Notes 8 & 11)
   Additional paid-in capital                                                34,317,000                42,268,000
   Accumulated deficit                                                      (19,275,000)              (20,908,000)
   Accumulated comprehensive loss                                              (343,000)                 (348,000)
                                                                           -------------             ------------
      Total shareholders' equity                                              14,729,000               21,045,000
                                                                           -------------             ------------
    Total liabilities and shareholders' equity                             $  40,941,000             $ 55,062,000
                                                                           =============             ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the Years Ended
                                                                                      April 30,
                                                                   -----------------------------------------------------
                                                                        1998              1999               2000
                                                                        ----              ----               ----

Revenues (Note 1)                                                   $76,804,000         $93,751,000         $95,148,000
Cost of revenues                                                     47,208,000          60,993,000          60,381,000
                                                                   ------------          ----------          ----------
Gross profit                                                         29,596,000          32,758,000          34,767,000

Selling, general and administrative expenses                         30,279,000          31,096,000          34,720,000
Reversal of reserves deemed unnecessary                              (1,200,000)                 --                  --
                                                                   ------------          ----------          ----------
Operating  income                                                       517,000           1,662,000              47,000
Interest expense (Notes 5 and 6)                                     (2,135,000)         (1,853,000)         (1,680,000)
                                                                   ------------          ----------          ----------
Loss before benefit for income taxes                                 (1,618,000)           (191,000)         (1,633,000)
Benefit for income taxes (Notes 1& 9)                                  (400,000)                 --                  --
                                                                   ------------          ----------          ----------
Loss from continuing operations                                      (1,218,000)           (191,000)         (1,633,000)
Discontinued operations (Note 17):
   Loss from operations                                              (2,768,000)           (315,000)                 --
                                                                   ------------          ----------          ----------
Net loss                                                           $ (3,986,000)         $ (506,000)        $(1,633,000)
                                                                   ============          ==========          ==========

LOSS PER SHARE - BASIC AND DILUTED (Note 2):
  Loss from continuing operations                                  $       (.05)         $     (.01)        $      (.05)

  Discontinued operations                                                  (.10)               (.01)                 --
                                                                   ------------          ----------          ----------
NET LOSS PER SHARE - BASIC AND DILUTED                             $       (.15)         $     (.02)        $      (.05)
                                                                   ============          ==========          ==========

 WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES - BASIC AND  DILUTED                           26,451,000          29,517,000          31,541,000
                                                                   ============          ==========          ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                  For the Years Ended
                                                                       April 30,
                                                ------------------------------------------------------
                                                     1998                1999               2000
                                                     ----                ----               ----

Net loss                                        ($3,986,000)          ($506,000)         ($1,633,000)

Other comprehensive income (loss) -

  Foreign currency translation adjustment           (63,000)              5,000               (5,000)
                                                -----------           ---------           -----------

Comprehensive loss                              ($4,049,000)          ($501,000)          ($1,638,000)
                                                ===========           =========           ===========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              Datatec Systems, Inc.
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Note 8)

                                                                                                          Additional Paid-
                                                     Preferred Stock              Common Stock              in Capital
                                                   Shares       Dollars      Shares          Dollars        Preferred
                                              -----------------------------------------------------------------------------
Balance at April 30, 1997                                                    23,661,000      $  24,000      $      -

Exercise of warrants and options                                              3,860,000          4,000
Private placement offerings of common stock                                     855,000          1,000
Conversion of long-term debt into common                                        631,000
stock
Net loss
Effect of exchange rate changes
                                                 ---------    ---------      ----------      ---------     ---------
Balance at April 30, 1998                                                    29,007,000         29,000             -

Issuance of preferred stock (Note 8)                   300            -                                    2,337,000
Exercise of warrants and options                                                 40,000              -
Private placement offering of common stock                                      533,000              -
(Note 8)
Issuance of common stock under Employee Stock
Purchase Plan (Note 11)                                                         190,000              -
Conversion of preferred stock into common             (180)           -         719,000          1,000    (1,402,000)
stock (Note 8)
Net loss
Effect of exchange rate changes
                                                 ---------    ---------      ----------      ---------     ---------
Balance at April 30, 1999                              120                   30,489,000         30,000       935,000

Exercise of warrants and options                                              2,263,000          2,000
Issuance of common stock under Employee Stock
Purchase Plan (Note 11)                                                         188,000              -
Conversion of preferred stock into common             (120)           -         473,000          1,000      (935,000)
stock (Note 8)
Net  loss
Effect of exchange rate changes
                                                 ---------    ----------     ----------      ---------     ---------
Balance at April 30, 2000                                -    $        -     33,413,000        $33,000     $       -
                                                 =========    ==========     ==========      =========     =========


                                                                                         Accumulated           Total
                                              Additional Paid-in     Accumulated        Comprehensive     Shareholders'
                                                Capital Common         Deficit               Loss        Equity (Deficit)
                                              ---------------------------------------------------------------------------
Balance at April 30, 1997                       $13,294,000        $(14,783,000)          $(285,000)        $ (1,750,000)

Exercise of warrants and options                 11,021,000                                                   11,025,000
Private placement offerings of common stock       3,079,000                                                    3,080,000
Conversion of long-term debt into common                                                                       2,162,000
stock                                             2,162,000
Net loss                                                             (3,986,000)                              (3,986,000)
Effect of exchange rate changes                                                             (63,000)             (63,000)
                                                -----------         -----------           ---------          -----------
Balance at April 30, 1998                        29,556,000         (18,769,000)           (348,000)          10,468,000

Issuance of preferred stock (Note 8)                                                                           2,337,000
Exercise of warrants and options                     75,000                                                       75,000
Private placement offering of common stock        1,854,000                                                    1,854,000
(Note 8)
Issuance of common stock under Employee Stock
Purchase Plan (Note 11)                             496,000                                                      496,000
Conversion of preferred stock into common         1,401,000                                                            -
stock (Note 8)
Net loss                                                               (506,000)                                (506,000)
Effect of exchange rate changes                                                               5,000                5,000
                                                -----------         -----------           ---------          -----------
Balance at April 30, 1999                        33,382,000         (19,275,000)           (343,000)          14,729,000

Exercise of warrants and options                  7,543,000                                                    7,545,000
Issuance of common stock under Employee Stock
Purchase Plan (Note 11)                             409,000                                                      409,000
Conversion of preferred stock into common           934,000                                                            -
stock (Note 8)
Net  loss                                                           (1,633,000)                               (1,633,000)
Effect of exchange rate changes                                                              (5,000)              (5,000)
                                                -----------         -----------           ---------          -----------
Balance at April 30, 2000                       $42,268,000       $(20,908,000)          $ (348,000)         $21,045,000
                                                ===========       ============           ==========          ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Years Ended
                                                                                                 April 30,
                                                                                1998              1999                   2000
                                                                                ----              ----                   ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $(3,986,000)       $ (506,000)           $ (1,633,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities--
     Depreciation and amortization                                             2,090,000         2,723,000               3,702,000
     Impairment of long-lived asset                                                   --           315,000                      --
     Accretion of debt discount                                                  250,000                --                      --
     Changes in operating assets and liabilities net of effects from acquisitions
        Increase in  receivables, Net                                         (6,817,000)       (2,555,000)             (3,188,000)
        Increase in inventory                                                   (984,000)         (134,000)             (1,877,000)
        Increase in prepaid expenses and other assets                           (537,000)       (1,620,000)             (1,106,000)
        (Increase) decrease in net assets from discontinued
        operations
                                                                                 327,000          (310,000)                447,000
        Increase (decrease) in accounts payable, accrued
        liabilities and other
                                                                               1,093,000         1,627,000                (847,000)
                                                                              ----------        ----------              ----------
        Net cash used in operating activities                                 (8,564,000)         (460,000)             (4,502,000)
                                                                              ----------        ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                    (2,404,000)       (1,291,000)             (2,256,000)
  Net cash used for CASI acquisition                                            (670,000)               --                      --
                                                                              ----------        ----------              ----------
        Net cash used in investing activities                                 (3,074,000)       (1,291,000)             (2,256,000)
                                                                              ----------        ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments  proceeds from short-term borrowings                          (2,749,000)       (2,136,000)                447,000
   Net payments of  indebtedness                                                (374,000)       (1,088,000)             (1,388,000)
   Net proceeds from stock issuances                                          14,105,000         4,887,000               7,954,000
   Net increase (decrease) in due to related parties                             (99,000)               --                      --
   Net proceeds from preferred stock offering of subsidiary                           --                --               9,593,000
                                                                              ----------        ----------              ----------
           Net cash provided by financing activities                          10,883,000         1,663,000              16,606,000
                                                                              ----------        ----------              ----------
           Net effect of foreign currency translation on cash                    (63,000)            5,000                  (5,000)
                                                                              ----------        ----------              ----------
           Net increase in cash                                                 (818,000)          (83,000)              9,843,000

    CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1 ,135,000           317,000                 234,000
                                                                              ----------        ----------              ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  317,000        $  234,000             $10,077,000
                                                                              ==========        ==========             ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)         Business and Significant Accounting Policies:

            Business--

               Datatec Systems,  Inc. (the "Company"),  and its subsidiaries are in the business of providing rapid and accurate technology deployment services and licensing software tools to support Technology Providers and Enterprises in the delivery of complex IT solutions.

               During fiscal year 2000, the Company changed the name of its CASI subsidiary to eDeploy.com, Inc., (eDeploy.com). eDeploy.com develops, markets and manages the licensing of its software tools to support Technology Providers and Enterprises in the delivery of complex IT solutions. The Company utilizes these software tools in its delivery of complex IT solutions to its customers. (See Note 7).

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

              Revenue Recognition--

               Revenues from configuration,  integration and deployment services under short-term workorders are recognized as the services are provided. The Company recognizes revenue utilizing percentage of completion accounting for long-term contracts. Revisions in estimated profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

               The Company may enter into certain  contracts  to sell  software.
                  Revenue from such contracts are recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition".

              Precontract Costs--

               During  fiscal  1998 and  1999,  precontract  costs  incurred  in connection with defining and clarifying technical requirements and designing technical solutions related to executed contracts are deferred and amortized as the services are provided. As of April 30, 1998 and 1999, approximately $1,810,000 and $1,622,000, respectively, of such costs are expensed as incurred and are included in other current assets. Commencing in fiscal year 2000, precontract costs are included in the calculation of percentage completion accounting.

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

              Capitalized Software Costs--

               The Company capitalizes  certain computer  software costs,  which include product enhancements, after technological feasibility has been established, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". These costs are amortized using the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the product or a maximum of three years using the straight line method beginning when the products are available for general release to customers. Approximately $2,295,000 and $3,571,000 of net capitalized software costs are included in other assets in the accompanying consolidated financial statements as of April 30, 1999 and 2000, respectively. These costs relate to the software developed by eDeploy.com (See note 7). Amortization expense of capitalized software costs for the years ended April 30, 1998, 1999 and 2000 was $118,000,
                  $133,000 and $577,000 respectively.

              Goodwill--

                  Goodwill is amortized on a straight-line basis over 10 years.

              Long-Lived Assets--

               Statement of Financial  Accounting Standards No. 121, "Accounting
                  for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The amount of impairment of goodwill would be determined as part of the long-lived asset grouping being evaluated. The Company does not believe that any such changes have occurred.

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

              Internal Use Software--

               In accordance  with  Statement of Position No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) the Company capitalizes certain costs of computer software developed or obtained for internal use. During the years ended April 30, 1999 and 2000, approximately $681,000 and $1,240,000 of costs were capitalized and are included in other assets in the accompanying balance sheet. These costs relate to the design and installation of internal use software developed for the Company's job costing and other systems and will be amortized over a period not to exceed three years. Approximately $29,000 and $351,000 of amortization expense was incurred during the years ended April 30, 1999 and 2000 respectively. The Company has expensed those costs, which were incurred during the preliminary, and post implementation phases.

               Comprehensive Income (Loss)--

               Statement of  Financial  Accounting  Standards  ("SFAS")  No. 130
                  "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The components of other comprehensive income (loss) consists primarily of foreign currency translation adjustments.

               Reclassifications --

               Certain prior year amounts have been  reclassified  to conform to the current year financial statement presentation.

(2)         Earnings Per Share:

               Statement of Financial  Accounting  Standards No. 128,  "Earnings
                  Per Share" ("SFAS 128") requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

               In accordance with SFAS 128, the following  table  reconciles net loss and share amounts used to calculate basic and diluted earnings per share:


                                                              1998                      1999                      2000
                                                      ----------------------     --------------------      --------------------
      Numerator:
      Basic and Diluted-
        Loss from continuing operations                        ($1,218,000)               ($191,000)              ($1,633,000)
        Discontinued operations                                 (2,768,000)                (315,000)                        --
                                                      ----------------------     --------------------      --------------------

      Net loss - Basic and Diluted                             ($3,986,000)               ($506,000)              ($1,633,000)
                                                      ======================     ====================      ====================

      Denominator:
        Weighted average number of common
           Shares outstanding - Basic and Diluted                26,451,000               29,517,000                31,541,000
                                                      ======================     ====================      ====================

      Earnings per share - Basic and Diluted:
        Loss from continuing operations                             ($0.05)                   ($.01)                    ($.05)
        Discontinued operations                                      (0.10)                    (.01)                        --
                                                      ----------------------     --------------------      --------------------

        Net loss                                                    ($0.15)                   ($.02)                    ($.05)
                                                      ======================     ====================      ====================

               In  1998, 1999 and 2000, approximately  1,642,000,  1,547,000 and
                   1,506,000 respectively, of outstanding options and warrants have been excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive for those periods.

(3)         Receivables

                  As of April 30, receivables consist of the following --

                                                                                   1999                2000
                                                                                   ----                ----
      Billed accounts receivable, including unbilled amounts under
                 short-term completed work orders                               $15,591,000        $16,142,000
      Revenues in excess of amounts billed under percentage of
                 completion accounting                                            5,396,000          7,943,000
      Allowance for doubtful accounts                                              (326,000)          (236,000)
                                                                                -----------        -----------
                 Receivables, net                                               $20,661,000        $23,849,000
                                                                                ===========        ======= ====

(4)         Property and equipment:

               The following is a summary of property and equipment--

                                                                         April 30,
                                                             -------------------------------
                                                                 1999                 2000
                                                                 ----                 ----
      Equipment                                              $ 2,225,000        $ 2,821,000
      Computer equipment                                       5,551,000          6,830,000
      Furniture, fixtures and leasehold improvements           4,268,000          4,649,000
                                                             ------------       ------------
                                                              12,044,000         14,300,000
      Less--Accumulated depreciation and amortization           6,844,000          9,131,000
                                                             ------------       ------------
      Property and equipment, net                            $ 5,200,000         $5,169,000
                                                             ============       ============

              The estimated useful lives of these assets are:
                                                           Expected Useful Lives
            Equipment                                            5 years
            Computer Equipment                                   3 to 5 years
            Furniture, Fixtures and Leasehold improvements       7 years

(5)      Short-term borrowings:

                The Company has a revolving  loan agreement  that  provides  for maximum borrowings of $15,000,000. Availability under the revolving loan is calculated as the sum of 85% of eligible accounts receivable, as defined, and 50% of the cost or wholesale market value of eligible inventory, as defined. Approximately $9,870,000 was outstanding as of April 30, 2000. The amount of additional available borrowings, as defined, was $968,000 as of April 30, 2000. The revolving loan accrues interest at the prime rate plus 0.75% (9.75% at April 30, 2000) and matures on March 17, 2001. Although the revolving loan agreement requires that the Company maintain compliance with a senior debt coverage ratio, a total debt coverage ratio and EBITDA, as defined, the lender has waived such non-compliance at April 30, 2000.

(6)         Long-Term Debt:

            Long-term debt consists of the following:

                                                                             April 30,
                                                                   ---------------------------------
                                                                        1999                2000
                                                                        ----                ----
                 New Jersey EDA Note (a)                               $ 445,000          $ 311,000
                 Term note (b)                                         1,195,000            394,000
                 Capital leases                                          750,000            297,000
                                                                   -------------      -------------
                         Total debt                                    2,390,000          1,002,000
                 Less - current maturities                           (1,783,000)          (776,000)
                                                                   ------------       -------------
                      Long-term debt, net of current maturities       $ 607,000          $ 226,000
                                                                   ============       ============


                (a) The Company had  previously  entered into a $1,320,000  loan agreement with the New Jersey Economic Development Authority ("NJEDA"). The loan provides for monthly payments of principal and interest through June 1, 2002. Monthly principal payments range from $9,000 to $14,000. Interest is based on a floating rate equal to the variable rate borne by the NJEDA Economic Growth Bonds. As of April 30, 2000 the interest rate was 3.8%. The loan is secured by the assets acquired with the loan proceeds.

               (b)The term note bears  interest at a variable  rate equal to the prime rate plus 1.5% (10.5% at April 30, 2000) and is payable monthly. The principal is payable in monthly installments and matures in March 2001. The term note is collateralized by certain assets, as defined.

                The scheduled repayments of long-term debt are as follows:

                              2001                776,000
                              2002                213,000
                              2003                 13,000

(7)         eDeploy.com, Inc.

                        In  April  2000,  eDeploy.com  entered  into a  Series A
            Preferred Stock Purchase Agreement, an Investors Rights Agreement (collectively the Agreements) and a Software Tool License and Development Agreement (License) with Cisco Systems, Inc. (Cisco). Under the Agreements, Cisco purchased 100,000 shares of eDeploy.com Series A Mandatorily Redeemable Convertible Preferred Stock (Preferred Stock) for $100 per share (Original Issue Price), which amount has been recorded as minority interest in the accompanying April 30, 2000 balance sheet. Dividends are payable quarterly at the rate of 6% and the Preferred Stock has a liquidation preference in an amount equal to the original issuance price per share. The holder of the preferred stock may require eDeploy.com to redeem all or a portion of the preferred stock at the original issuance price, plus any accrued but unpaid dividends, at any time after 5 years from the date of issuance.

                        In the event of a Buy-Out Event, as defined, eDeploy.com
            shall redeem each share of preferred stock for consideration equal to the Buy-Out Redemption Price, as defined. In the event of a Qualified IPO, each share of preferred stock shall be automatically converted into a number of shares of common stock of eDeploy.com equal to the original issue price, plus all accrued but unpaid dividends, divided by a price ranging from 80% to 60% of the Qualified IPO Price, as defined. Also in April 2000, the Company entered into the Exchange Agreement with Cisco, pursuant to which, in the event of a Parent Buy-Out Event (as defined), each share of the preferred stock will be automatically exchanged for shares of the Company's common stock determined by dividing the original issue price plus accrued but unpaid dividends by the lesser of $8.00, subject to adjustment as defined, or the Parent Buy-Out Consideration, as defined.

                        The License  requires a license fee of  $1,000,000 to be
            paid in accordance with the completion of specified events, as defined, and provides for specified offsetting re-bills and credits, as defined. eDeploy.com will grant Cisco a perpetual, non-exclusive, non-transferable, worldwide license for the permitted purpose, as defined. As of April 30, 2000, no portion of the license fee has been recognized.

                        In April 2000,  eDeploy.com  entered  into an  agreement
            with NCR Corporation for the license of eDeploy(TM) software for a license fee of $1,000,000. eDeploy.com will grant NCR a perpetual, non-exclusive, non-transferable right to the use of the Products, as defined. As of April 30, 2000, no portion of the license fee has been recognized.

(8)         Shareholders' equity:

            Preferred Stock--

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

               During  fiscal  1999,  180  shares  of the  Series  E  Cumulative
                  Convertible Preferred Stock were converted into 718,860 shares of common stock. During fiscal 2000, the remaining 120 shares of preferred stock were converted into 473,124 shares of common stock.

            Common Stock--

               During fiscal 1998, the Company, through private placement equity offerings, issued 855,000 shares of common stock for net proceeds of approximately $3,080,000.

               In February 1999, the Company, through a private placement equity offering, issued 533,334 shares of common stock for net proceeds of approximately $1,854,000.

            Warrants--

               The following table is a summary and status of warrants issued by the Company:

                                           Outstanding Warrants
                                      ------------------------------------------
                                        Number                  Weighted Average
                                      of Warrants                Exercise Price
                                      -----------               ---------------

      April 30, 1997                    4,178,150                 $4.20
      Exercises                         2,743,290)                $3.75
                                       ----------                ------

      April 30, 1998                    1,434,860                 $5.06
      Grants                              165,000                 $6.29
      Cancellations                      (12,360)                 $3.75
                                       ----------                ------

      April 30, 1999                    1,587,500                 $5.20
      Exercises                         (695,000)                 $4.97
      Cancellations                     (202,500)                 $4.99
                                       ----------                ------

      April 30, 2000                      690,000                 $5.50
                                       ==========                ======

                                                                            Outstanding Warrants
                                                                    ---------------------------------------------
                                                                    Weighted Average
Range of Exercise Prices           Number            Warrants       Contractual Life       Weighted Average
                               of Warrants         Exercisable        (in years)            Exercise Price
-------------------------      -------------      -------------     ----------------     ------------------------
     $5.00 - $5.99                  525,000            525,000       1.79                       $5.25
         >$5.99                     165,000            165,000       1.91                       $6.29
                               -------------      -------------                          ------------------------
         Total                      690,000            690,000                                  $5.50
                               =============      =============                          ========================

(9)         Income Taxes:

               The following are the major components of the provision (benefit)
                  for income taxes as of April 30, -

                                                  1998             1999              2000
                                                  ----             ----              ----
               Current-
                 Federal                     $       --        $ (65,000)        $(555,000)
                 State                         (400,000)         (12,000)          (98,000)
                 Foreign                              0               --                --
                                           -------------      ----------        ----------
                                               (400,000)         (77,000)         (653,000)
                                           -------------      ----------        ----------
               Deferred-
                 Federal                             --           65,000           555,000
                 State                               --           12,000            98,000
                 Foreign                             --               --                --
                                           -------------      ----------        ----------
                                                     --           77,000           653,000
                                           -------------      ----------        ----------
               Total provision (benefit)    $  (400,000)             $--               $--
                                           =============      ==========        ==========

               The following indicates the significant elements  contributing to the difference between the U.S. Federal statutory tax rate and the Company's effective tax rate for the years ending April 30,

                                                      1998       1999        2000
                                                      ----       ----        ----
               US Federal Statutory tax
               rate                                  (34.0%)     (34.0%)      (34.0%)
               State and foreign income
               taxes                                 (24.7)       (6.0%)       (6.0)%
               Valuation reserve on
               deferred tax asset                     34.0        40.0%        40.0%
                                                     ------       -----        -----

               Effective tax rate                    (24.7%)        --           --
                                                     =======      =====        =====

                Deferred   income   taxes  result   primarily   from   temporary
                   differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:

                                                           1999                2000
                                                           ----                ----

               Net operating loss carryforwards        $ 4,987,000          $ 5,542,000
               Depreciation                               (711,000)            (796,000)
               Allowance for doubtful accounts              91,000               80,000
               Inventory obsolescence                      106,000              106,000
               Other                                        86,000               80,000
                                                       -----------          -----------
                                                         4,559,000            5,012,000
               Valuation Allowance                      (4,159,000)          (4,612,000)
                                                       -----------          -----------
               Net deferred tax asset                  $   400,000          $   400,000
                                                       ===========          ===========

               The net deferred  tax asset  relates  to the  Company's  expected ability to utilize certain net operating loss carryforwards. A valuation allowance has been provided for the remainder of the deferred tax asset as realization is not presently more likely than not.

               As of April 30, 2000, the Company has  approximately  $16 million of net operating loss carryforwards, which may be used to offset future Federal taxable income. These net operating loss carryforwards expire through 2020.

               There are no  undistributed  earnings  in the  Company's  foreign subsidiaries.

(10)        Related Party Transactions:

               The Company  had   outstanding   loans  of  $360,000  to  certain
                  executive officers of the Company during 1999. These loans bear interest at 8% per annum. These loans are repayable in cash or from the proceeds from the sale of stock received from future exercise of stock options. In addition, one executive officer was indebted to the Company for an additional $189,000 at April 30, 2000. As of April 30, 2000, $160,000 of the
                  indebtedness had been paid. In July 2000, the remaining $389,000 of indebtedness was paid. These amounts are included in prepaid and other current assets in the accompanying balance sheets.

               During  1999,  the  Company  forgave  $125,000  of a loan  from a related party in exchange for signing a "lock-up" agreement as part of a private placement equity offering. This amount has been deducted from the net proceeds of the private placement.

               The Company owes a former executive officer  $1,390,000. The note bears interest at a rate of 12.5%. The note matured on November 20, 1998, however, the note is subordinated to the Company's primary lender and remains outstanding. The Company continues to pay interest on the note. The above note is included in due to related parties in the accompanying balance sheets.

(11)        Incentive Plans:

               At April 30, 2000 the Company had several  stock-based  incentive plans including an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 for its plans. Accordingly, no compensation cost has been recognized for its stock-based incentive plans. Had compensation cost for the Company's stock-based plans been determined at the fair value at the grant dates for awards under the plans, consistent with SFAS 123, the Company's net loss and net loss per share on a basic basis would have been reduced to the pro-forma amounts indicated below:

                                                           1998                1999             2000
                                                           ----                ----             ----

           Proforma net loss:
                As reported                             $(3,986,000)        $(506,000)      $(1,633,000)
                Proforma                                 (5,113,000)       (1,724,000)       (2,635,000)

           Proforma net loss per share - Basic and
           Diluted:
                As reported                                $   (.15)           $ (.02)          $  (.05)
                Proforma                                   $   (.19)           $ (.06)          $  (.08)

               The per share   weighted-average  fair  value  of  stock  options
                  granted during 1998, 1999 and 2000 was $1.80,  $1.56 and $1.38 respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for all periods, expected dividend yield 0% in all periods, risk free interest rate of 8.5% in 1997, 1998 and 1999 and volatility of 75% for 1998, 1999 and
                  2000, respectively.

            Common Stock Options--

               The 1990 Stock Option Plan (the "1990  Plan") provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting period's range from 2 to 4 years. As of April 30, 2000, 12,491 shares remain reserved for future issuance under the 1990 Plan.

               The 1993 Consultant  Stock Option Plan (the "1993 Plan") provides for grants of 30,000 shares of common stock to selected persons who provide consulting and advisory services to the Company at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting periods are determined by the Board of Directors. As of April 30, 2000, 4,000 shares remain reserved for future issuance under the 1993 Plan.

               The 1995  Directors Stock  Option  Plan  (the  "Directors  Plan")
                  provides for grants of 500,000 shares of Common Stock. All members of the Board of Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the
                  Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as Director of the Company. As of April 30, 2000, 92,000 shares remain reserved for future issuance under the Directors Plan.

               The 1996  Employee and  Consultant  Stock  Option Plan (the "1996
                  Plan") provides for grants of 2,000,000 shares of common stock to employees and consultants to purchase common stock at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term and the vesting periods are determined by the Board of Directors. As of April 30, 2000, 19,229 shares remain reserved for future issuance under the 1996 Plan.

                The Senior  Executive Stock Option Plan (the  "Executive  Plan")
                  provides for grants of 560,000 shares of common stock to senior executive officers of the Company at exercise prices and vesting periods as determined by the Board of Directors at the time of grant. As of April 30, 2000, 25,000 shares remain reserved for future issuance under the Executive Plan.

               The 1996 Stock Option Conversion Plan (the "Conversion Plan") was
                  primarily established to replace stock options previously granted by the Company's subsidiary, Datatec Industries, Inc., with Company options on the same terms as indicated in the merger agreement. The Conversion Plan provides for grants of 470,422 shares of common stock. As of April 30, 2000, 46,092 shares remain reserved for future issuance under the Conversion Plan.

               The 2000 Stock Option Plan (the "2000 Plan")  provides for grants of 3,000,000 shares of common stock to employees, directors, consultants and advisors at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10 year term and the vesting periods are determined by the Board of Directors. As of April 30, 2000 all 3,000,000 shares remain reserved for future issuance.

Summary of the status of stock option activity follows:


                                                                          Outstanding Options
                                                Shares Available                Number             Weighted Average
                                                for Future Grants               Of Shares           Exercise Price
                                                -----------------               ---------           --------------

Balance as of April 30, 1997                         1,392,053                    4,875,941             $2.83
Grants                                               (900,250)                      900,250             $4.45
Exercises                                                   --                  (1,027,679)             $1.26
Cancellations                                          390,861                    (390,861)             $4.26
                                               ----------------         --------------------        ----------

Balance as of April 30, 1998                           882,664                    4,357,651             $3.41
Grants                                               (560,188)                      560,188             $2.53
Exercises                                                   --                     (38,874)             $2.29
Cancellations                                          106,218                    (106,218)             $3.56
                                               ----------------         --------------------        ----------

Balance as of April 30, 1999                           428,694                    4,772,747             $3.36
Grants                                               (480,737)                      480,737             $2.88
Exercises                                                   --                  (1,572,877)             $2.75
Cancellations                                          250,851                    (250,851)             $3.16

                                               ----------------         --------------------        ----------
Balance as of April 30, 2000                           198,808                    3,429,756             $3.59
                                               ================         ====================        ==========
Options exercisable at: April 30, 2000
                                                                                  2,751,096            $ 3.65
                                                                        ====================        ==========


                                                                      Outstanding Options
                                                           --------------------------------------
                                                           Weighted Average
       Range of Exercise Prices               Number       Contractual Life      Weighted Average
                                            of Shares         (in years)          Exercise Price
---------------------------------        -------------     -----------------    -----------------
             $.005 - $0.99                    370,411             1.67               $0.01
             $1.00 - $1.99                    193,601             4.75               $1.26
             $2.00 - $2.99                    778,203             7.87               $2.60
             $3.00 - $3.99                    370,063             7.88               $3.57
             $4.00 - $4.99                  1,297,179             5.66               $4.02
                >$4.99                        420,299             3.12               $8.35
                                        --------------                          -----------
                 Total                      3,429,756                                $3.59
                                        ==============                          ===========

                                                       Exercisable Options
                                                         Weighted Average
      Range of Exercise Prices      Number of Shares      Exercise Price
      ------------------------      ----------------      --------------
            $.005 - $0.99              370,411              $0.01
            $1.00 - $1.99              193,601              $1.26
            $2.00 - $2.99              433,425              $2.69
            $3.00 - $3.99              275,502              $3.60
            $4.00 - $4.99            1,087,596              $4.02
               >$4.99                  390,561              $8.37
                                     ----------            ------
                Total                2,751,096              $3.65
                                     ==========            ======

            Employee Stock Purchase Plan--

               During fiscal 1999,  the Company  implemented  an employee  stock purchase plan whereby eligible employees, as defined, may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the plan's quarter. A total of 750,000 shares of common stock have been reserved for issuance under the plan. During the years ended April 30, 1999 and 2000 the Company issued 190,000 and 188,000 shares, respectively, of common stock to participants of the plan.

            Retirement Plans--

               The Company has a 401(k) Saving Plan ("The Plan")  which  permits employees to contribute if they are at least 21 years of age and have been a full time employee of the Company for six months. The Plan requires a minimum contribution of 1% of the gross earning and no more than 15% of the gross earnings up to the maximum allowed by the IRS.

(12)        Commitments and Contingencies:

               The Company  leases   offices  and   staging  and   configuration
                  facilities throughout the United States and Canada. The minimum annual rentals for future years are as follows:

     Twelve Month Period                 Amount
         Ending April
  ----------------------------------------------

             2001                    $2,116,000
             2002                     1,804,000
             2003                     1,438,000
             2004                     1,145,000
             2005                     1,128,000
          Thereafter                  6,239,000

               Rent expense was  $1,931,000,  $1,863,000  and $2,207,000 for the years ended April 30, 1998, 1999 and 2000, respectively.

               The Company has  lease  commitments  for its  fleet of  vehicles.
                  These leases generally range from two to three years. In addition, the Company from time to time will rent vehicles as a supplement to its fleet. The expense related to these vehicles was $2,005,000, $2,869,000 and $2,497,000 for the years ended April 30, 1998, 1999 and 2000, respectively. Future commitments are not reflected in the amounts above but are expected to approximate the 2000 expense.

               The Company has entered into employment agreements with three key employees. These agreements provide for an aggregate annual salary of $770,000, increased annually by the percentage increase in the consumer price index. The agreements are generally three years in duration and expire through April 2003.

               The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on the results of operations or financial position.

(13)        Segment Information:


                                                      1998                                          1999
                                   -------------------------------------------   -------------------------------------------

                                     Datatec                                        Datatec
                                   Consolidated                   Datatec         Consolidated                  Datatec
                                   ------------                   --------        ------------                  --------
                                                    eDeploy       Services                         eDeploy      Services
                                                    -------       --------                         -------      --------

Sales                                $76,804,000     $1,110,000   $75,694,000       $93,751,000       $     -   $93,751,000

                                   -------------------------------------------   -------------------------------------------
Gross profit                          29,596,000      1,110,000    28,486,000        32,758,000                  32,758,000
                                                                                                            -

SG&A expenses                         29,079,000      1,254,000    27,825,000        31,096,000     1,250,000    29,846,000

                                   -------------------------------------------   -------------------------------------------
Operating Income                         517,000       141,0000       373,000         1,662,000   (1,250,000)     2,912,000

                                   -------------------------------------------   -------------------------------------------
Income from continuing ops           (1,218,000)      (573,000)     (645,000)         (191,000)   (2,004,000)     1,813,000

Discontinued operations              (2,768,000)             --   (2,768,000)         (315,000)            --     (315,000)

                                   -------------------------------------------   -------------------------------------------
Net income                          $(3,986,000)     $(573,000)  $(3,413,000)        $(506,000)  $(2,004,000)    $1,498,000
                                   ===========================================   ===========================================


                                                      2000
                                   -------------------------------------------

                                    Datatec
                                  Consolidated                   Datatec
                                  ------------                   -------
                                                   eDeploy       Services
                                                   -------       --------

Sales                               $95,148,000    $1,097,000    $94,051,000

                                 --------------------------------------------
Gross profit                        $34,767,000    $1,097,000    $33,670,000


SG&A expenses                       $34,720,000    $3,051,000    $31,669,000

                                 --------------------------------------------
Operating Income                        $47,000  ($1,954,000)     $2,001,000

                                 --------------------------------------------
Income from continuing ops         ($1,633,000)  ($3,137,000)     $1,504,000

Discontinued operations

                                 --------------------------------------------
Net income                         ($1,633,000)  ($3,137,000)     $1,504,000
                                 ============================================


                                                      1998                                          1999
                                   -------------------------------------------   -------------------------------------------

                                     Datatec                                        Datatec
                                    Consolidated                  Datatec         Consolidated                  Datatec
                                    ------------                  --------        ------------                  --------
                                                    eDeploy       Services                         eDeploy      Services
                                                    -------       --------                         -------      --------

Identifiable Assets                   37,813,000     $5,087,000    32,726,000        40,941,000    $6,058,000    34,883,000

Depreciation & Amortization of         1,764,000         64,000     1,700,000         2,123,000       107,000     2,016,000
Identifiable Assets

Amortization of Software                 118,000        118,000            --           163,000       134,000        29,000
Development Costs

Amortization of Goodwill                 208,000        208,000            --           437,000       437,000            --

Capital Expenditures                   2,404,000         75,000     2,329,000         1,291,000        37,000     1,254,000


                                                      2000
                                   -------------------------------------------

                                      Datatec
                                   Consolidated                    Datatec
                                   -------------                   -------
                                                     eDeploy       Services
                                                     -------       --------

Identifiable Assets                    55,062,000   $16,978,000     38,084,000

Depreciation & Amortization of          2,337,000       132,000      2,205,000
Identifiable Assets

Amortization of Software                  928,000       577,000        351,000
Development Costs

Amortization of Goodwill                  437,000       437,000             --

Capital Expenditures                    2,256,000       224,000      2,032,000

(14)        Concentrations of Credit Risk:


               The Company's financial  instruments  subject to credit  risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 2000, the Company's customers were primarily within the continental United States and Canada. Customers representing approximately 53.5% of the Company's net sales are in the retail industry.

               For the year ended  April 30,  2000,  one  customer  had sales of
                  $17,700,000. For the year ended April 30, 1999 one customer had sales of $9,900,000. No single customer accounted for more than 10% of net sales for the year ended April 30, 1998.

(15)        Shareholder Rights Plan:

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

(16)        Supplemental Disclosures of Cash Flow Information:

               Cash paid during the year for:

                                      1998           1999             2000
                                      ----           ----             ----

                 Interest          $1,571,000     $ 1,536,000      $ 1,489,000
                 Income taxes      $   33,000     $    31,000      $    36,000


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

(17)        Discontinued Operations:

               Prior  to  fiscal  1997,   the  Company  had  primarily   been  a
                  distributor of data communications equipment.

               In June 1997,  the Company with the  concurrence  of its Board of
                  Directors, discontinued its data communications equipment distribution business. Accordingly, as of April 30, 1998, the Company has reflected this business as a discontinued operation in the accompanying consolidated statements of operations. The winding down of the business was effectively completed during fiscal 1999.

               Revenues from such  operations were $3,386,000 for the year ended
                  April 30, 1998. Operating expenses, including cost of sales, excluding reserves for discontinued operations, were $3,904,000 for the year ended April 30, 1998. Included in net assets from discontinued operations as of April 30, 1999 is a 10-year mortgage agreement with a bank on a building owned by the Company. The outstanding balance of the mortgage as of April 30, 1999 was $960,000 and bore interest at a rate of 8.05% per annum. During June 1999, the building was sold and the mortgage was paid in full. A loss of $315,000 was recorded as a loss from discontinued operations in the April 30, 1999 statement of operations as a result of an impairment recognized on the sale.

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

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, Valuation and Qualifying Accounts


                                       Balance,
                                    beginning of       Charges to cost                               Balance, end of
                                        period           and expenses         Deductions (a)              period
                                    ------------       ---------------        --------------         --------------
Year ended April 30, 2000
Allowance for doubtful accounts        $326,000                 --           $ (90,000)                 $ 236,000

Year ended April 30, 1999
Allowance for doubtful accounts        $305,000           $ 57,000           $ (36,000)                 $ 326,000

Year ended April 30, 1998
Allowance for doubtful accounts        $520,000        $ (170,000)           $ (45,000)                 $ 305,000



(a)  Represents writeoff of uncollectible accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.                Directors and Executive Officers of Registrant

            The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


      Name                Age     Position with the Company

Isaac J. Gaon             51      Chairman of the Board and Chief Executive
                                  Officer

Robert F. Gadd            39      Senior Vice President and Chief Technology
                                  Officer of eDeploy.com, Inc.

James M. Caci             35      Chief Financial Officer, Vice President,
                                  Secretary and Treasurer

William J. Adams, Jr.     51      Director

Thomas J. Berry           75      Director

Frank P. Brosens          43      Director

Robert H. Friedman        47      Director

David M. Milch            45      Director

Kevin S. Moore            45      Director

            Isaac  J.  Gaon,  Chairman  of the  Board  since  December  1997 and
Director since 1992, has served as the Chief Executive Officer since October 1994. He served as Chief Financial Officer from April 1992 until October 1994. From September 1987 to December 1991, Mr. Gaon, a chartered accountant, served as President and Chief Executive Officer of Toronto-based NRG, Inc., (a subsidiary of Gestetner International) an office equipment supplier, and in several senior management roles within Gestetner Canada and Gestetner USA.

            Robert F. Gadd, Senior Vice President and Chief Technology  Officer,
joined the Company in April 1992. Mr. Gadd has been the Company's Chief Technology Officer since November 1996. From August 1992 until November 1996 Mr. Gadd was the Vice President of the Company's Federal and Enterprise Systems group. Mr. Gadd served as Director of Technical Operations of the Company from April 1992 until August 1992. Prior to joining the Company, Mr. Gadd was co-founder of Automation Partners International, Inc. ("API"), a San Francisco-based systems integration firm which has provided open architecture solutions to the legal industry since 1986. Prior to API, Mr. Gadd had his own automation consulting firm and specialized in developing integrated solutions to meeting specific objectives in a variety of business disciplines, including political campaigns, oil and gas, real estate, and banking.

            James M. Caci, Chief Financial Officer, Vice President of Finance, Secretary and Treasurer, joined the Company in October 1994. Mr. Caci has been the Company's Chief Financial Officer since October 1994, Vice President of Finance since January 1997, and the Company's Secretary and Treasurer since June 1995. From April 1994 to October 1994 Mr. Caci was a manager in the finance department of Merck & Co., and from July 1986 to April 1994, Mr. Caci was with the accounting firm of Arthur Andersen LLP.

            William J. Adams, Jr., Director since April 2000, has served as the President of WhiteSpace, Inc., a consulting firm specializing in marketing techniques for technology-based firms, since he founded such firm in February 1998. Prior to that time and since January 1994, Mr. Adams served as the President of Infosource, Inc., an information technology consulting firm that he also founded.

            Thomas J. Berry, Director since July 1995, is currently retired. Mr. Berry was an executive with the U.S. Postal Service from November 1986 to December 1992, serving as executive assistant to the Postmaster General. Prior to that time and until November 1986, Mr. Berry held various executive positions at AT&T. Mr. Berry is a director of Computer Horizons Corp., a company, which provides a range of information technology services, including professional staffing, and other technology-based solutions to informational problems.

            Frank P. Brosens, Director since November 1998, is one of the founding partners of Taconic Capital Partners, an investment firm. Mr. Brosens was a general partner of Goldman Sachs & Co. from November 1988 to November 1994, where he served as head of the equity derivative and risk arbitrage businesses, as well as a member of several of the firm's principal investment committees.

            Robert H. Friedman, Director since August 1994, has been a partner with Olshan Grundman Frome Rosenzweig & Wolosky LLP, a New York City law firm, since August 1992. Prior to that time and since September 1983 he was with Cahill Gordon & Reindel, also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters.

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

            Kevin S. Moore, Director since June 2000, has been President and director since 1992 with The Clark Estates, Inc., a private investment firm. Mr. Moore is also a director of Ducommun, Incorporated, and 3 D Systems Corp., as well as Aspect Resources LLC, The Clark Foundation, and the National Baseball Hall of Fame & Museum, Inc. He also serves as Chairman of the Board of Trustees for Stanford Business School Trust.

Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

            The following person failed to file on a timely basis one report for a single transaction required by Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "Exchange Act"), during the fiscal year ended April 30, 2000: William J. Adams, Jr. The transaction was subsequently reported to the Commission on a Form 3.

Item 11     Executive Compensation

Summary Compensation Table

            The following table sets forth information for the fiscal years ended April 30, 1998, 1999 and 2000 with respect to annual and long-term compensation for services in all capacities to the Company of (i) the chief executive officer, (ii) the other two most highly compensated executive officers of the Company at April 30, 2000 who received compensation of at least $100,000 during Fiscal 2000 and (iii) one individual who was not an executive officer at April 30, 2000 but who did receive compensation of at least $100,000 during the fiscal year ended April 30, 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                             Annual Compensation(1)
                                                                                   Long-Term
                                                                                  Compensation
                                                                                 Awards Securities   All Other
                                                                                    Underlying       Compensation
          Name and Position                      Year       Salary       Bonus      Options(#)          ($)
          -----------------                      ----       ------       -----      ----------          ---
Isaac J. Gaon Chairman of the Board
and Chief Executive Officer                      2000       $266,000         -            -             -
                                                 1999       $262,000         -            -             -
                                                 1998        257,000         -      150,000             -

Christopher J. Carey Former President            2000       $266,000     $171,000         -
(2)                                              1999       $262,000     $171,000         -             -
                                                 1998        257,000      164,000   150,000             -

Robert F. Gadd Senior Vice President
and Chief  Technology Officer                    2000       $202,000         -            -             -
                                                 1999       $197,000         -            -             -
                                                 1998        162,000         -       30,000             -

James M. Caci
Vice President of Finance, Chief                 2000       $156,000         -       40,000             -
Financial Officer, Treasurer, and                1999       $154,000         -            -             -
Secretary                                        1998        152,000         -       20,000             -

(1) The value of personal benefits for executive officers of the Company during Fiscal 2000 that might be attributable to management as executive fringe benefits such as automobiles and club dues cannot be specifically or precisely determined; however, it would not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for any individual named above.

(2) Mr. Carey resigned as an executive officer and as a Director of the Company in March 2000.

Option Grants Table

            The following table sets forth certain information regarding stock option grants made to each of the Named Officers during Fiscal 2000.

                        Option Grants in Last Fiscal Year

                                                                                                           Potential
                                                                                                         Realizable Value
                                                                                                         at Assumed Rates
                                                                                                          of Annual Rates
                                                                         Individual Grants                of Stock Price
                                                                         -----------------              Appreciation for
                                                                                                             Option(1)

      Name                  Shares of        Percent of Total
                           Common Stock      Options Granted        Exercise or
                            Underlying       to Employees in        Base Price         Expiration        5%          10%
                          Options Granted     Fiscal Year(%)         ($/Sh)               Date

Isaac J. Gaon                  -                  -                    -                    -            -           --

Christopher J. Carey           -                  -                    -                    -            -            -

Robert F. Gadd                 -                  -                    -                    -            -            -

James M. Caci              40,000               8.3%                $2.25               11/10/09   $56,600       $143,400

(1) The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of options immediately prior to the expiration of their term, assuming (for illustrative purposes only) the specified compounded rates of appreciation on the Company's Common Stock over the term of the option. These numbers do not take into account provisions providing for termination of the option following termination of employment, non-transferability or difference in vesting periods.

Aggregated Option Exercises and Year-End Option Values Table

            The following table sets forth certain information concerning stock options exercised during Fiscal 2000 and stock options which were unexercised at the end of Fiscal 2000 with respect to the Named Executive Officers.

                           AGGREGATED OPTION EXERCISES
                       DURING THE MOST RECENTLY COMPLETED
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                            Shares
                           Acquired
                               on         Value         Number of Securities Underlying
                            Exercise     Realized       Unexercised Options Held at                Value of Unexercised
                               (#)         ($)                 Fiscal Year-End(#)             in-the-Money Options at Fiscal
                                                                                                    Year-End($)(1)

       Name                                              Exercisable   Unexercisable          Exercisable      Unexercisable
       ----                                              -----------   -------------          -----------      -------------

Isaac J. Gaon              127,000       1,825,625       1,146,880                  0            7,155,000               --

Christopher J. Carey       300,353       3,620,091              --                 --                   --               --

Robert Gadd                     --             --          275,766                 --            1,710,000               --

James M. Caci               47,843         684,777         221,473             26,667            1,116,000          178,000

(1) Represents the total gain that would be realized if all in-the-money options held at April 30, 2000 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $8.938 per share, which was the closing bid price per share of the Company's Common Stock on Friday, April 28, 2000. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

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

                            TEN-YEAR OPTION REPRICING

                                                                                                           Length of
                                                  Number of    Market                                       Original
                                                 Securities    Price of       Exercise                      Term
                                                 Underlying    Stock at       Price at      New           Remaining
            Name              Repricing            Options     Time of        Time of     Exercise        at Date of
                                 Date            Repriced(#)   Repricing($) Repricing($)  Price($)        Repricing

Isaac J. Gaon,                 5/30/97           350,000         $3.81         $5.25       $4.00          9 yrs. 5 mos.
Chairman of the Board and
Chief Executive Officer

James M. Caci,                 5/30/97           175,000         $3.81         $5.25       $4.00          9 yrs. 5 mos.
Vice President, CFO,
Treasurer and Secretary


Directors Compensation

            Each director who is not an employee of the Company is eligible to receive a fee of $1,000 per meeting attended. The members of the Board are also eligible for reimbursement of their reasonable expenses incurred in connection with attendance of Board meetings. In addition, each director who is not an employee of the Company receives a grant of options to purchase 24,000 shares of Common Stock on the date that such director first becomes a director of the Company and on the day which is the yearly anniversary date after he began serving on the Board.

Employment Agreements

            Isaac Gaon is employed as the Company's Chairman of the Board and Chief Executive Officer of the Company pursuant to an employment agreement dated as of May 1, 2000, for a term ending on April 30, 2003. The agreement provides for an initial base salary of $350,000 which shall be increased annually by a percentage equal to the percentage by which the Consumer Price Index for Urban Borrowers and Clerical Workers: New York, N.Y.-Northeastern New Jersey shall have been increased over the preceding year. The agreement also provides for incentive compensation in an amount of up to 25% of the base salary based upon profits, stock market returns and Board discretion. In the event of his disability, Mr. Gaon is to receive the full amount of his base salary for six months. Upon a Change of Control of the Company (as defined in the agreement) that results in Mr. Gaon's removal from the Company's Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to 2.99 times the "base amount," as defined in the United States Internal Revenue Code of 1986, as amended (the "Code"), of his compensation. Upon early termination by the Company without Cause (as defined in the agreement), or by Mr. Gaon with "Good Reason" (as defined in the agreement), the Company is required to pay Mr. Gaon the remainder of the salary owed him for the employment period, but in no event shall such payment be less than $500,000. Additionally, Mr. Gaon will be entitled to undistributed bonus payments, as well as pro-rata unused vacation time payments. In addition, following a Change of Control, termination by the Company without Cause, or termination by Mr. Gaon for Good Reason, the Company is obligated to purchase all Mr. Gaon's stock options, whether exercisable or not, for a price equal to the difference between the fair market value of the Common Stock on the date of termination and the exercise price of such options.

            Robert Gadd, the Company's Senior Vice President, was a party to an employment agreement with the Company, which expired on April 30, 2000. Mr. Gadd continues to operate under the terms of that agreement, which terms are substantially similar to those of Mr. Gaon's employment agreement. Mr. Gadd is being paid under the extension at an annual rate of $220,000.

            James Caci, the Company's Chief Financial Officer, Vice President of Finance and Secretary, was a party to an employment agreement with the Company which expired on April 30, 2000. Mr. Caci continues to operate under the terms of that agreement, which terms are substantially similar to those of Mr. Gaon's employment agreement. Mr. Caci is being paid under the extension at an annual rate of $200,000.

Item 12       Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information concerning ownership of the Common Stock outstanding as of June 30, 2000, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) by all executive officers and directors of the Company as a group.

                                              Amount of Shares
                                                 Beneficially
   Name and Address of Beneficial Owner(1)          Owned(2)         Percentage of Class

Isaac J. Gaon (3)                                   1,155,258               3.3%

James M. Caci (4)                                     221,609                 *

Robert F. Gadd(5)                                     425,766               1.3%

William J. Adams, Jr.(6)                                8,000                 *

Thomas J. Berry (7)                                   104,000                 *

Frank P. Brosens(8)                                   420,873               1.2%

Robert H. Friedman (9)                                 90,146                 *

David M. Milch (10)                                   517,505               1.5%

Kevin S. Moore (11)                                   989,234               3.0%

All directors and officers as a group (10 persons)
(12)                                                3,945,725              11.0%

Daruma Asset Management, Inc.(13)                   2,462,400               7.4%

Christopher J. Carey (14)                             343,201               1.0%

Ralph Glasgal (15)                                  1,959,651               5.9%

--------------
* Less than 1%

(1) Unless otherwise indicated, all addresses are c/o Datatec Systems, Inc., 23 Madison Road, Fairfield, New Jersey 07004.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days of June 30, 2000.

(3) Mr. Gaon's beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase an aggregate of 1,146,880 shares of Common Stock.

(4) Mr. Caci's beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase 221,473 shares of Common Stock.

(5) Mr. Gadd's beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase 275,766 shares of Common Stock.

(6) Mr. Adams' beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase 8,000 shares of Common Stock. Mr. Adams' address is 555 East Main Street, Chester, New Jersey 07930.

(7) Mr. Berry's beneficial ownership includes options exercisable within sixty (60) days of June 30, 2000 to purchase 104,000 shares of Common Stock. Mr. Berry's address is P.O. Box 447, Lindsley Road, New Vernon, New Jersey 07976.

(8) Mr. Brosens' beneficial ownership includes warrants exercisable within sixty (60) days from June 30, 2000 to purchase 350,000 shares of Common Stock and options exercisable within sixty (60) days of June 30, 2000 to purchase 8,000 shares of Common Stock. Mr. Brosens' address is 63 East Field Drive, Bedford, New York 10506.

(9) Mr. Friedman's beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase 80,000 shares of Common Stock. Mr. Friedman's address is 505 Park Avenue, New York, New York 10022-1170.

(10) Dr. Milch's beneficial ownership includes options exercisable within sixty (60) days from June 30, 2000 to purchase 48,000 shares of Common Stock. Dr. Milch's address is 114 East 13th Street, New York, New York 10003.

(11) Mr. Moore's beneficial ownership includes (i) options exercisable within sixty (60) days from June 30, 2000 to purchase 8,000 shares of Common Stock and (ii) 974,234 shares beneficially owned by The Clark Estates, Inc. Mr. Moore disclaims beneficial ownership of the shares owned by The Clark Estates, Inc.

(12) Includes options and warrants exercisable within sixty (60) days of June 30, 2000 to purchase an aggregate of 2,263,453 shares of Common Stock held by the directors and executive officers of the Company.

(13) Based on information obtained from the Statement on Schedule 13G, dated February 8, 2000, filed by Daruma Asset Management, Inc. The address for Daruma Asset Management, Inc. is 60 East 42nd Street, Suite 1111, New York, New York 10165.

(14) Based on information obtained from the Statement on Schedule 13D, dated July 18, 2000, filed by Christopher Carey. The address for Christopher Carey is 450 Claremont Road, Bernardsville, New Jersey 07924.

(15) Based on information supplied to the Company by a representative of Mr. Glasgal as of July 25, 2000. Includes 82,152 shares of Common Stock owned by Mr. Glasgal's wife. Mr. Glasgal's address is 4 Piermont Road, Rockleigh, New Jersey 07512.

Item 13       Certain Relationships and Related Transactions

            At April 30, 2000, Isaac Gaon, the Company's Chief Executive Officer, was indebted to the Company in the amount of $389,000. This amount was repaid on July 17, 2000.

            The Company and Isaac Gaon are parties to a Stock Option Agreement dated November 18, 1992, pursuant to which the Company has agreed to reimburse Mr. Gaon for the difference between ordinary income tax rates and capital gains rates on the exercise of stock options. On March 9, 2000, Mr. Gaon exercised options to purchase 127,000 shares of Common Stock, resulting in an obligation of the Company to reimburse Mr. Gaon in the amount of $389,000. During July 2000, Mr. Gaon forgave the Company of its obligation to reimburse him for such expenses.

            In 1999, the Company forgave Ralph Glasgal's repayment of a loan of $125,000 in consideration for signing a lock-up agreement as part of a private placement equity offering. Mr. Glasgal is the former Chairman of the Company and a 5% stockholder.

            Mr. William J. Adams, Jr., a Director of the Company, is the President of WhiteSpace, Inc., which company has been retained by the Company to provide consulting services to the Company. During the last fiscal year the Company paid fees to WhiteSpace, Inc. in the amount of $50,000.

            Mr. Robert H. Friedman, a Director of the Company, is a member of the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which law firm has been retained by the Company during the last fiscal year. Fees received from the Company by such firm during the last fiscal year did not exceed 5% of such firm's or the Company's revenues.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports of Form 8-K

            (a)(1) The following  financial  statements are included in Part II,
Item 8:

                   Consolidated Financial Statements

                   Reports of Independent Public Accountants
                   Financial Statements:
                   Consolidated Balance Sheets as of April 30, 1999 and 2000 Consolidated Statements of Operations for the years ended April 30, 1998, 1999 and 2000.
                   Consolidated Statements of Comprehensive Income (loss) for the years ended April 30, 1998, 1999 and 2000
                   Consolidated Statements of Changes in Shareholders' Equity for the years ended April 30, 1998, 1999 and 2000. Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1999 and 2000.
                   Notes to Consolidated Financial Statements

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

            (b)  Reports on Form 8-K filed during the last quarter of 2000:
                        N/A

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

              10.6      --    1996   Senior   Executive   Stock   Option   Plan,
                              incorporated  by reference to the  Company's  Form
                              10-K for the fiscal year ended April 30, 1997.

            *10.7       --    2000 Stock Option Plan

              10.8      --    1998 Employee Stock Purchase Plan, incorporated by
                              reference to the Company's registration statement on Form S-8 (File No. 333-48757), filed with the
                              Commission on March 27, 1998.

              10.9      --    Form of Rights Agreement, dated as of February 24,
                              1998,  between the Company and  Continental  Stock
                              Transfer   &  Trust   Company,   incorporated   by
                              reference to the Company's Registration Statement of Form 8-A filed with the Commission on February
                              24, 1998.

             *10.10     --    Employment Agreement dated May 1, 2000 between the
                              Company and Isaac Gaon.

              10.11     --    Employment   Agreement   dated  October  31,  1996
                              between the Company and James Caci, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.12   --      Employment   Agreement   dated  October  31,  1996
                              between the Company and Robert Gadd, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.13   --      Loan and Security  Agreement  dated March 17, 1997
                              between   the    Company   and   Finova    Capital
                              Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended
                              April 30, 1997.

             *10.14   --      First  Amendment  to Loan and  Security  Agreement
                              dated December 15, 1999 between the Company and Finova Capital Corporation.

             *10.15   --      Second  Amendment to Loan and  Security  Agreement
                              dated April ___, 2000 between the Company and Finova Capital Corporation.

              10.16     --    Stock Purchase  Agreement dated as of February 15,
                              1996 by and among the Company,  David H. Tobey and
                              Computer-Aided    Software   Integration,    Inc.,
                              incorporated   by  reference   to  the   Company's
                              registration  statement  on  Form  S-3  (File  No.
                              333-03414) filed with the Commission on April 8, 1996.

              10.17     --    Stock  Purchase  Agreement  dated March 9, 1998 by
                              and  among  David  H.   Tobey,   the  Company  and
                              Computer-Aided  Software Integration,  Inc., which
                              includes the Form of Convertible  Promissory  Note
                              as  Exhibit  A,  the form of  Registration  Rights
                              Agreement   as   Exhibit   B,   and  the  form  of
                              Non-Competition    Agreement    as    Exhibit   C,
                              incorporated  by reference to the  Company's  Form
                              8-K dated March 9, 1998.

              10.18     --    Stock Purchase Agreement dated as of July 31, 1996
                              by and  among  the  Company,  Francis  J.  Frazel,
                              Steven M. Grubner,  Mark Herzog,  George  Terlizzi
                              and  HH  Communications,   Inc.,  incorporated  by
                              reference to the Company's Form 8-K dated July 31,
                              1996.

              10.19     --    Stock Purchase  Agreement  dated as of October 31,
                              1996 by and among the Company,  Datatec Industries
                              Inc. and Those Stockholders Listed on Schedule 1.1
                              Thereto,   incorporated   by   reference   to  the
                              Company's Form 8-K dated October 31, 1996.

              10.20     --    Notes and Warrant  Purchase  Agreement dated as of
                              February 18, 1997, by and between the Company, Tinicum Investors and Frank Brosens (Exhibit A-
                              Form  of  Convertible  Note,  Exhibit  B-  Form of
                              Warrant, Exhibit C- Form of Conditional Warrant), incorporated by reference to the Company's Form
                              10-K for the fiscal year ended April 30, 1997.

              10.21     --    Securities Purchase  Agreement,  dated as of April
                              30,  1998,   by  and  among  the  Company,   Stark
                              International     and     Shepherd     Investments
                              International,   Ltd.,   which  includes  (i)  the
                              Certificate   of    Designations   of   Series   E
                              Convertible Preferred Stock as Exhibit A, (ii) the form of Common Stock Purchase Warrant dated April
                              30,  1998 as  Exhibit  B,  and  (iii)  the form of

                              Registration   Rights   Agreement  as  Exhibit  C,
                              incorporated by reference to the Company's Form 8-K dated April 30, 1998.

              10.22   --      Common Stock Purchase  Agreement  dated January 7,
                              1994 by and among  Direct  Connect  International,
                              Inc., the Company and Ralph Glasgal,  incorporated
                              by   reference  to  the   Company's   registration
                              statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

              10.23   --      Stock  Purchase  Agreement  dated July 25, 1997 by
                              and among the Company and the Purchasers listed on
                              the  Signature  Pages  thereto,   incorporated  by
                              reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

              10.24   --      Stock  Purchase  Agreement  dated  June  30,  1997
                              between   the    Company   and   Ralph    Glasgal,
                              incorporated  by reference to the  Company's  Form
                              10-K for the fiscal year ended April 30, 1997.

              10.25   --      Amended and Restated License Agreement dated as of
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

             10.26      --    Stock Purchase  Agreement  dated February 25, 1999
                              by and among the Company and the Purchasers listed on the signature pages thereto.

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


                                               Datatec Systems, Inc.
                                               ---------------------
                                                   (Registrant)

Date: July 27, 2000                            By:/s/  Isaac J. Gaon
                                                  ------------------

                                               Name: Isaac J. Gaon
                                                     ----------------
                                               Title: Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                           Date
      ---------                        -----                           ----
/s/ Isaac J. Gaon              Chairman of the Board and Chief     July 27, 2000
-------------------------      Executive Officer (principal
Isaac J. Gaon                  executive officer)
/s/ David Milch                Director                            July 27, 2000
-------------------------
David Milch
 /s/Frank Brosens              Director                            July 27, 2000
-------------------------
Frank Brosens
/s/ Robert H. Friedman         Director                            July 27, 2000
-------------------------
Robert H. Friedman
/s/Thomas Berry                Director                            July 27, 2000
-------------------------
Thomas Berry
/s/ James M. Caci              Chief Financial Officer (principal  July 27, 2000
-------------------------      financial and accounting officer)
James M. Caci
/s/ William Adams              Director                            July 27, 2000
-------------------------
William Adams
/s/ Kevin Moore                Director                            July 27, 2000
-------------------------
Kevin Moore