Form 10-Q
period 2000-07-31
DATATEC SYSTEMS INC
filed 2000-09-14
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the quarterly period ended: July 31, 2000
                                                  -------------

/   /       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        Commission file number: 000-20688

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    94-2914253
------------------------------------                ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


23 Madison Road, Fairfield, NJ                              07004
------------------------------------                ---------------------------
(Address of principal executive                           (Zip Code)
offices)

                                 (973) 808-4000
                        ---------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 12 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90
days. Yes /X/   No / /.

The number of shares of Registrant's Common Stock outstanding on July 31, 2000 was 33,494,558.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 2000


                                      INDEX


PART I:     FINANCIAL INFORMATION

                                                                            Page
            Item 1:  Consolidated Financial Statements

                     Balance Sheets at April 30, 2000 and
                     July 31, 2000                                            3

                     Statements of Operations for the three months ended
                     July 31, 1999 and 2000                                   4

                     Statements of Comprehensive Income for the
                     three months ended July 31, 1999 and 2000                5

                     Statements of Cash Flows for the three months ended
                     July 31, 1999 and 2000                                   6

                     Notes to Unaudited Consolidated Financial Statements     7

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9


PART II:    OTHER INFORMATION

            Item 4:  Submission of Matters to a Vote of Security Holders     11

            Item 6:  Exhibits and Reports of Form 8-K                        12

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                          July 31, 2000
                                                                           April 30, 2000                  (unaudited)
                                                                   -------------------------     --------------------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                 $  10,077,000                 $   7,627,000
   Receivables, net                                                             23,849,000                    31,495,000
   Inventory                                                                     5,129,000                     5,571,000
   Prepaid expenses and other current assets                                     1,301,000                     1,174,000
                                                                   -------------------------     --------------------------

               Total current assets                                             40,356,000                    45,867,000

Property and equipment, net                                                      5,169,000                     5,137,000
Goodwill, net                                                                    3,102,000                     2,992,000
Other assets                                                                     6,435,000                     6,637,000
                                                                   -------------------------     --------------------------

               Total assets                                                  $  55,062,000                 $  60,633,000
                                                                   =========================     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                                     $   9,070,000                 $  14,282,000
   Current portion of long-term debt                                               776,000                       588,000
   Accounts payable                                                              9,480,000                    10,626,000
   Accrued and other liabilities                                                 3,482,000                     3,491,000
   Due to related parties                                                        1,390,000                     1,390,000
                                                                   -------------------------     --------------------------

               Total current liabilities                                        24,198,000                    30,377,000
                                                                   -------------------------     --------------------------
Long-term debt                                                                     226,000                       170,000
                                                                   -------------------------     --------------------------
Minority interest                                                                9,593,000                     9,614,000

Shareholders' equity:
   Common stock                                                                     33,000                        33,000
   Additional paid-in capital                                                   42,268,000                    42,620,000
   Accumulated deficit                                                         (20,908,000)                  (21,832,000)
   Accumulated comprehensive loss                                                 (348,000)                     (349,000)
                                                                   -------------------------     --------------------------

      Total shareholders' equity                                                21,045,000                    20,472,000
                                                                   -------------------------     --------------------------

       Total liabilities and shareholders' equity                            $  55,062,000                 $  60,633,000
                                                                   =========================     ==========================


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  For the Three Months Ended
                                                                                           July 31,
                                                                       -------------------------------------------------
                                                                                   1999                        2000
                                                                       ---------------------       ---------------------


Revenues                                                                       $ 25,556,000                $ 24,663,000

Cost of revenues                                                                 15,915,000                  15,194,000
                                                                       ---------------------       ---------------------

Gross profit                                                                      9,641,000                   9,469,000

Selling, general and administrative expenses                                      8,361,000                   9,897,000
                                                                       ---------------------       ---------------------

Operating income(loss)                                                            1,280,000                   (428,000)

Interest expense                                                                    436,000                     325,000
                                                                       ---------------------       ---------------------
 Income(loss) before minority interest                                              844,000                   (753,000)

Minority interest                                                                        --                   (171,000)
                                                                       ---------------------       ---------------------

 Net income(loss)                                                                 $ 844,000               ($   924,000)
                                                                       =====================       =====================

 Income(loss) per share (Note 3):
 Basic and diluted:

 Net income(loss)                                                                 $     .03         ($             .03)
                                                                       =====================       =====================


 WEIGHTED AVERAGE COMMON SHARES - BASIC                                          30,686,000                  33,463,000
                                                                       =====================       =====================

  WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES  - DILUTED                31,418,000                  33,463,000
                                                                       =====================       =====================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
                                   (unaudited)


                                                                                         For the Three Months Ended
                                                                                                  July 31,
                                                                          ---------------------------------------------------------
                                                                                    1999                           2000
                                                                          -------------------------      --------------------------

     Net Income(loss)                                                                   $  844,000               ($       924,000)

     Other comprehensive loss-
        Foreign currency translation adjustment                                             (1,000)                        (1,000)
                                                                          -------------------------      --------------------------

     Comprehensive income(loss)                                                         $  843,000               ($       925,000)
                                                                          =========================      ==========================


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                            For the Three Months Ended
                                                                                                     July 31,
                                                                              ------------------------------------------------------
                                                                                        1999                          2000
                                                                              -------------------------     ------------------------
   Cash Flows From Operating Activities

  Net income(loss)                                                            $           844,000                ($     924,000)

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                      786,000                     1,168,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                             (2,845,000)                   (7,646,000)

           Increase in inventory                                                         (230,000)                     (442,000)

           Increase in prepaid expenses and other assets                                 (234,000)                     (572,000)

           Decrease in assets held for sale or disposition                                447,000                          ----

         Increase (decrease) in accounts payable, accrued and
         other  liabilities                                                            (1,293,000)                    1,155,000
                                                                              ---------------------     --------------------------

       Net cash used in operating activities                                           (2,525,000)                   (7,261,000)
                                                                              ---------------------     --------------------------

Cash flows from investing activities:

       Purchases of property and equipment                                               (430,000)                     (508,000)
                                                                              ----------------------    -------------------------

       Net cash used in investing activities                                             (430,000)                     (508,000)
                                                                              ---------------------     --------------------------

Cash flows from financing activities:

        Net borrowings of short-term borrowings                                         3,319,000                     5,212,000

        Net payments of indebtedness                                                     (590,000)                     (244,000)

         Net proceeds from common stock/warrant issuances                                 117,000                       352,000
                                                                              ---------------------     --------------------------

              Net cash provided by financing activities                                 2,846,000                     5,320,000

              Net effect on foreign currency translation on cash                           (1,000)                       (1,000)
                                                                              ---------------------     --------------------------

              Net decrease in cash                                                       (110,000)                   (2,450,000)

Cash and cash equivalents at beginning of period                                          234,000                    10,077,000
                                                                              ---------------------     --------------------------

Cash and cash equivalents at  end of period                                    $          124,000             $       7,627,000
                                                                              =====================     ==========================

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

         The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 2000. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended July 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

(3)      Earnings per share

         Basic earnings per share is calculated using the weighted average number of shares outstanding for the three months ended July 31, 1999 and 2000. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three months ended July 31, 1999 and 2000. For the three months ended July 31, 2000 approximately 1,637,000 of outstanding options and warrants have been excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

(4)      Supplemental Disclosure of Cash Flows

         Cash paid during the three months ended July 31:

                                          1999                      2000
                                       ---------                 ---------
             Interest Paid             $ 351,000                 $ 365,000

(5)      Segment Information


                                                              2000
                                ------------------------------------------------------------------
                                  Deployment
                                   Services         eDeploy       Eliminations     Consolidated
                                ------------------------------------------------------------------

Revenues                            $23,584,000       $1,116,000       ($37,000)      $24,663,000

Cost of Revenues                     14,890,000          341,000        (37,000)      $15,194,000

                                ------------------------------------------------------------------
Gross profit                          8,694,000          775,000               -       $9,469,000

SG&A expenses                         8,487,000        1,410,000               -       $9,897,000

                                ------------------------------------------------------------------
Operating Income                        207,000        (635,000)               -        (428,000)

Interest expense, net                   120,000          226,000        (21,000)         $325,000

                                ------------------------------------------------------------------
Income before Minority Interest          87,000        (861,000)          21,000        (753,000)

Minority interest                             -                -       (171,000)       ($171,000)

                                ------------------------------------------------------------------
Net income                              $87,000       ($861,000)      ($150,000)       ($924,000)
                                ==================================================================

                                                                1999
                                ---------------------------------------------------------------------
                                   Deployment
                                    Services         eDeploy        Eliminations      Consolidated
                                ---------------------------------------------------------------------

Revenues                             $25,496,000          $60,000                 -      $25,556,000

Cost of Revenues                      15,814,000          101,000                 -      $15,915,000

                                ---------------------------------------------------------------------
Gross profit                           9,682,000         (41,000)                 -       $9,641,000

SG&A expenses                          7,628,000          733,000                 -       $8,361,000

                                ---------------------------------------------------------------------
Operating Income                       2,054,000        (774,000)                 -        1,280,000

Interest expense, net                    168,000          268,000                 -         $436,000

                                ---------------------------------------------------------------------
Income before Minority Interest        1,886,000      (1,042,000)                 -          844,000

Minority interest                              -                -                 -               $0

                                ---------------------------------------------------------------------
Net income                            $1,886,000     ($1,042,000)                 -         $844,000
                                =====================================================================

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2:     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

Results of Operations - For the Three Months Ended July 31, 2000

            Revenues. Revenues for the three months ended July 31, 2000 were $24,663,000 compared to $25,556,000 for the three months ended July 31, 1999, representing a decrease of 3.5%. eDeploy.com revenues were $1,116,000 for the three months ended July 31, 2000 compared to $60,000 for the three months ended July 31, 1999. Included in the three months ended July 31, 2000 is a sale of a Master Agreement of $1,000,000. Datatec Services revenues were $23,584,000 for the three months ended July 31, 2000 compared to $25,496,000 for the three months ended July 31, 1999, representing a decrease of 7.5%, which is attributed to the transition from a direct sales model to an indirect model.

            Gross Profit. Gross profits for the three months ended July 31, 2000 were $9,469,000 compared to $9,641,000 for the three months ended July 31, 1999. Gross profits as a percentage of revenues were 38.4% for the three months ended July 31, 2000 compared to 37.7% for the three months ended July 31, 1999. Datatec Services gross profits as a percentage of sales decreased from 38% for the three months ended July 31, 1999 to 36.9% for the three months ended July 31, 2000.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2000 were $9,897,000 compared to $8,361,000 for the three months ended July 31, 1999, representing 40.1% and 32.7% of revenues, respectively. eDeploy.com's selling, general and administrative expenses for the three months ended July 31, 2000 were $1,410,000 compared to $733,000 for the three months ended July 31, 1999. The largest contributing factor to this increase is the number of eDeploy.com associates. Datatec Services' selling, general and administrative expenses were $8,487,000 in the first quarter of the fiscal year ending April 30, 2001 compared to $7,628,000 for the first quarter of the fiscal year ended April 30, 2000. The increase of 11.3% is largely due to an increase in the number of and quality of Datatec's personnel, primarily in the client services and sales groups. The commitment to employing high quality, dedicated associates will position the Company to successfully deliver more complex services to its clients.

             Minority interest. For the three months ended July 31, 2000 the company recorded minority interest expense of $171,000. Of this amount, $150,000 represents the 6% annual dividend on the $10 million investment in eDeploy.com. The remainder, $21,000, represents amortization of deferred financing fees associated with the investment.

            Interest expense. Net interest expense for the three months ended July 31, 2000 was $325,000 compared to $436,000 for the three months ended July 31, 1999, representing a decrease of 25.5%. The decrease in net interest expense is the result of the Company recording interest income of $133,000 in the three months ended July 31, 2000. Gross interest expense increased 5% as a result of increased average debt balances.

Financial Position

            During the three months ended July 31, 2000 cash used in operations was $7,261,000, reflecting growth in the Company's receivables, compared to a year-ago cash usage of $2,525,000.

            Cash used for investing activities during the first quarter of the fiscal year ending April 30, 2001 was $508,000 compared to $430,000 during the first quarter of the fiscal year ended April 30, 2000.

            Cash provided by financing activities during the three months ended July 31, 2000 was $5,320,000 compared to $2,846,000 in the year-ago period. The cash was provided by an increase in the Company's borrowing under its revolving credit facility to fund the increase in receivables.

            The Company's working capital was $15,490,000 at July 31, 2000 compared to $16,158,000 at April 30, 2000.

            At July 31, 2000, total debt was $15,039,000 compared to $10,072,000 at April 30, 2000.

            Shareholders' equity decreased $573,000 during the three months ended July 31, 2000, principally reflecting a loss of $924,000 and proceeds from the issuance of common stock related to stock option and employee stock plans of $352,000.

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

                                          DATATEC SYSTEMS, INC.
                                                Registrant



Date:       September 14, 2000            By: /s/ James M. Caci
                                              -------------------------------
                                              James M. Caci
                                              Chief Financial Officer and Duly
                                              Authorized Officer