Form 10-Q
period 2000-10-31
DATATEC SYSTEMS INC
filed 2000-12-15
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2000
                                                ----------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-20688

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       94-2914253
------------------------------------                 ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


23 Madison Road, Fairfield, NJ                                 07004
------------------------------                       --------------------------
(Address of principal executive                             (Zip Code)
offices)

                                 (973) 808-4000
                        ---------------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares of Registrant's Common Stock outstanding on October 31, 2000 was 33,595,815.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 2000


                                      INDEX




PART I:   FINANCIAL INFORMATION

                                                                       Page
          Item 1:  Consolidated Financial Statements

                   Balance Sheets at April 30, 2000 and
                   October 31, 2000                                      3

                   Statements of Operations for the three months ended
                   October 31, 1999 and 2000                             4

                   Statements of Comprehensive Income for the
                   three months ended October 31, 1999 and 2000          5

                   Statements of Operations for the six months ended
                   October 31, 1999 and 2000                             6

                   Statements of Comprehensive Income for the
                   six months ended October 31, 1999 and 2000            7

                   Statements of Cash Flows for the six months ended
                   October 31, 1999 and 2000                             8

                   Notes to Unaudited Consolidated Financial Statements  9-12

          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13-14


PART II:  OTHER INFORMATION

          Item 6:  Exhibits and Reports on Form 8-K                      15

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 October  31, 2000
                                                            April 30, 2000           (unaudited)
                                                            --------------       ------------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                $  10,077,000      $        5,505,000
   Receivables, net                                            23,849,000              37,383,000
   Inventory                                                    5,129,000               5,803,000
   Prepaid expenses and other current assets                    1,301,000               1,182,000
                                                           ---------------     -------------------

               Total current assets                            40,356,000              49,873,000

Property and equipment, net                                     5,169,000               5,656,000
Goodwill, net                                                   3,102,000               2,883,000
Other assets                                                    6,435,000               7,008,000
                                                           ---------------     -------------------

               Total assets                                 $  55,062,000      $       65,420,000
                                                           ===============     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                    $   9,070,000      $       13,476,000
   Current portion of long-term debt                              776,000                 402,000
   Accounts payable                                             9,480,000              14,212,000
   Accrued and other liabilities                                3,482,000               4,703,000
   Due to related parties                                       1,390,000               1,390,000
                                                           ---------------     -------------------

               Total current liabilities                       24,198,000              34,183,000
                                                           ---------------     -------------------

Long-term debt                                                    226,000                 111,000
                                                           ---------------     -------------------
                                                                9,593,000               9,634,000
Minority interest

Shareholders' equity:
   Common stock                                                    33,000                  33,000
   Additional paid-in capital                                  42,268,000              42,919,000
   Accumulated deficit                                        (20,908,000)            (21,110,000)
   Accumulated comprehensive loss                                (348,000)               (350,000)
                                                           ---------------     -------------------

      Total shareholders' equity                               21,045,000              21,492,000
                                                           ---------------     -------------------

       Total liabilities and shareholders' equity           $  55,062,000      $      65,420,000
                                                           ===============     ===================


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                             For the Three Months Ended
                                                                     October 31,
                                                          ------------------------------
                                                            1999                2000
                                                          -----------       ------------

Revenues                                                  $25,503,000       $ 32,696,000

Cost of revenues                                           15,846,000         20,705,000
                                                          ------------      -------------

Gross profit                                                9,657,000         11,991,000

Selling, general and administrative expenses                8,360,000         10,721,000
                                                          ------------      -------------

Operating income                                            1,297,000          1,270,000

Interest expense                                              474,000            377,000
                                                          ------------      -------------
Income before minority interest                               823,000            893,000

Minority interest                                                 ---          (170,000)
                                                          ------------      -------------

Net income                                                $   823,000       $    723,000
                                                          ============      =============

 Income per share (Note 3):
 Basic and diluted:

 Net income                                               $       .03       $        .02
                                                          ============      =============


 WEIGHTED AVERAGE COMMON SHARES - BASIC                    31,232,000         33,567,000
                                                          ============      =============

  WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES  - DILUTED                           31,956,000         34,403,000
                                                          ============      =============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                               For the Three Months Ended
                                                                        October 31,
                                                             ----------------------------
                                                                 1999              2000
                                                             -----------       ----------

     Net Income                                              $  823,000        $ 723,000

     Other comprehensive loss-
        Foreign currency translation adjustment                  (3,000)          (2,000)
                                                             -----------      -----------


     Comprehensive income                                    $  820,000       $  721,000
                                                             ===========      ===========


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   For the Six Months Ended
                                                                         October 31,
                                                            ---------------------------------
                                                                 1999               2000
                                                            -------------        ------------


Revenues                                                    $ 51,059,000         $ 57,359,000

Cost of revenues                                              31,761,000           35,900,000
                                                            -------------      ---------------

Gross profit                                                  19,298,000           21,459,000

Selling, general and administrative expenses                  16,720,000           20,617,000
                                                            -------------      ---------------

Operating income                                               2,578,000              842,000

Interest expense                                                 911,000              703,000
                                                            -------------      ---------------
Income before minority interest                                1,667,000              139,000

Minority interest                                                    ---            (341,000)
                                                            -------------      ---------------

Net income (loss)                                           $  1,667,000         $  (202,000)
                                                            =============      ===============

Income per share (Note 3):

Basic:                                                      $        .05         $      (.01)
                                                            =============      ===============

Diluted:                                                    $        .05         $      (.01)
                                                            =============      ===============


 WEIGHTED AVERAGE COMMON SHARES - BASIC                       30,959,000           33,515,000
                                                            =============      ===============

  WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES  - DILUTED                               31,687,000           33,515,000
                                                            =============      ===============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                        For the Six Months Ended
                                                                October 31,
                                                      ---------------------------------
                                                           1999               2000
                                                      --------------     --------------

     Net Income (loss)                                $  1,667,000        $   (202,000)

     Other comprehensive loss-
        Foreign currency translation adjustment             (3,000)             (2,000)
                                                      -------------      ---------------


     Comprehensive income (loss)                      $  1,664,000        $   (204,000)
                                                      =============      ==============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                            For the Six Months Ended
                                                                                                  October 31,
                                                                                -------------------------------------------------
                                                                                         1999                          2000
                                                                                ------------------          ---------------------
   Cash Flows From Operating Activities

  Net income (loss)                                                             $       1,667,000           $          (202,000)

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                                    1,601,000                     2,345,000

       Accretion of preferred discount                                                        ---                        41,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                             (4,247,000)                  (13,534,000)

           Increase in inventory                                                         (451,000)                     (674,000)

           Decrease (increase) in prepaid expenses and other assets                       100,000                    (1,466,000)


           Decrease in net assets held from discontinued

            operations                                                                    447,000                           ---

         (Decrease) increase in accounts payable, accrued and
         other liabilities                                                               (580,000)                    5,953,000
                                                                                -------------------     -----------------------

       Net cash used in operating activities                                           (1,463,000)                   (7,537,000)
                                                                                -------------------     -----------------------

Cash flows from investing activities:

       Purchases of property and equipment                                               (962,000)                   (1,601,000)
                                                                                -----------------       -----------------------

       Net cash used in investing activities                                             (962,000)                   (1,601,000)
                                                                                -------------------     -----------------------

Cash flows from financing activities:

        Net increase in short-term borrowings                                           2,922,000                     4,406,000

        Net payments of indebtedness                                                     (862,000)                     (489,000)

         Net proceeds from common stock/warrant issuances                                 273,000                       651,000
                                                                                -------------------     -----------------------

              Net cash provided by financing activities                                 2,333,000                     4,568,000

              Net effect of foreign currency translation on cash                           (3,000)                       (2,000)
                                                                                -------------------     -----------------------

              Net decrease in cash                                                        (95,000)                   (4,572,000)

Cash at beginning of period                                                               234,000                    10,077,000
                                                                                -------------------     -----------------------

Cash at end of period                                                           $         139,000          $          5,505,000
                                                                                ===================     =======================

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

       The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 2000. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three months ended October 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

(3)    Earnings per share

       Basic earnings per share is calculated using the weighted average number of shares outstanding for the three months and six months ended October 31, 1999 and 2000. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three month and six months ended October 31, 1999 and 2000.

(4)    Supplemental Disclosure of Cash Flows

       Cash paid during the six months ended October 31:

                                              1999                2000
                                         --------------      ---------------
                    Interest Paid          $ 746,000           $ 478,000

(5)    Segment Information

For the Three Months Ended October 31, 2000

                     -----------------------------------------------------------------------------
                                                        2000
                     -----------------------------------------------------------------------------
                         Deployment
                          Services           eDeploy         Eliminations      Consolidated
                     -----------------------------------------------------------------------------
Revenues               $32,158,000          $834,000        ($296,000)        $32,696,000

Cost of
Revenues                20,649,000           352,000         (296,000)         20,705,000
                     ------------------------------------------------------------------------

Gross Profit            11,509,000           482,000               ---         11,991,000

SG&A Expenses            8,971,000         1,750,000               ---         10,721,000
                     ------------------------------------------------------------------------

Operating
Income                   2,538,000       (1,268,000)               ---          1,270,000

Interest expense,
net                        132,000           265,000          (20,000)            377,000
                     ------------------------------------------------------------------------

Income before
Minority Interest        2,406,000       (1,533,000)            20,000            893,000

Minority Interest              ---               ---           170,000            170,000
                     ------------------------------------------------------------------------

Net Income               2,406,000       (1,533,000)         (150,000)            723,000
=============================================================================================

                     ----------------------------------------------------------------------
                                                              1999
                     ----------------------------------------------------------------------
                        Deployment
                         Services          eDeploy      Eliminations    Consolidated
                     ----------------------------------------------------------------------
Revenues             $25,024,000          $479,000              $0       $25,503,000

Cost of
Revenues              15,746,000           100,000             ---        15,846,000
                     ----------------------------------------------------------------

Gross Profit           9,278,000           379,000             ---         9,657,000

SG&A Expenses          7,919,000           441,000             ---         8,360,000
                     ----------------------------------------------------------------

Operating
Income                 1,359,000          (62,000)             ---         1,297,000

Interest expense,
net                      184,000           290,000             ---           474,000
                     ----------------------------------------------------------------

Income before
Minority Interest      1,175,000         (352,000)             ---           823,000

Minority Interest            ---               ---             ---                $0
                     ----------------------------------------------------------------

Net Income             1,175,000         (352,000)             ---           823,000
=====================================================================================


For the Six Months Ended October 31, 2000

                     -------------------------------------------------------------------------
                                                        2000
                     -------------------------------------------------------------------------
                         Deployment
                          Services          eDeploy          Eliminations       Consolidated
                     -------------------------------------------------------------------------
Revenues               $55,742,000        $1,951,000          ($334,000)       $57,359,000

Cost of
Revenues                35,540,000           694,000           (334,000)        35,900,000
                     -------------------------------------------------------------------------

Gross Profit            20,202,000         1,257,000                 ---        21,459,000

SG&A Expenses           17,458,000         3,159,000                 ---        20,617,000
                     -------------------------------------------------------------------------

Operating
Income                   2,744,000       (1,902,000)                 ---           842,000

Interest expense,
net                        252,000           492,000            (41,000)           703,000
                     -------------------------------------------------------------------------
Income before
Minority Interest        2,492,000       (2,394,000)              41,000           139,000

Minority Interest              ---               ---           (341,000)         (341,000)
                     -------------------------------------------------------------------------

Net Income               2,492,000       (2,394,000)           (300,000)         (202,000)
                     =========================================================================

                     ---------------------------------------------------------------------
                                                    1999
                     ---------------------------------------------------------------------
                       Deployment
                        Services          eDeploy      Eliminations    Consolidated
                     ---------------------------------------------------------------------
Revenues             $50,520,000        $  539,000              $0       $51,059,000

Cost of
Revenues              31,560,000           201,000             ---        31,761,000
                     ----------------------------------------------------------------

Gross Profit          18,960,000           338,000             ---        19,298,000

SG&A Expenses         15,546,000         1,174,000             ---        16,720,000
                     ----------------------------------------------------------------

Operating
Income                 3,414,000         (836,000)             ---         2,578,000

Interest expense,
net                      352,000          559,000              ---           911,000
                     ----------------------------------------------------------------
Income before
Minority Interest      3,062,000       (1,395,000)             ---         1,667,000

Minority Interest            ---               ---             ---                $0
                     ----------------------------------------------------------------

Net Income             3,062,000       (1,395,000)             ---         1,667,000
                     ================================================================

(6) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

(7) Subsequent Event

In November 2000, the Company replaced its current lender with IBM Credit Corporation. The new financing agreement calls for a $3,000,000 term loan representing an increase of approximately $3,000,000 over previous financing bearing interest at the prime rate plus 75 basis points and a $18,000,000 revolving line representing an increase of $3,000,000 over previous financing bearing interest at the prime rate plus 25 basis points. The new financing represents a decrease of 75 basis points and 50 basis points for the term loan and revolving line of credit, respectively, as compared to the previous financing.

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations - For the Three  Months and Six Months Ended  October 31,
2000

            Revenues. Revenues for the three and six months ended October 31, 2000 were $32,696,000 and $57,359,000 compared to $25,503,000 and $51,059,000 for the three and six months ended October 31, 1999, respectively, representing an increase of 28.2% and an increase of 12.3% for the three and six months, respectively. Included in revenues for the three and six months ended October 31, 2000 were eDeploy.com revenues of $538,000 and $1,617,000, respectively, net of eliminating intercompany revenues. Intercompany revenues were $296,000 and $334,000 for eDeploy.com for the three and six months ended October 31, 2000, respectively.

            Gross Profit. Gross profits for the three and six months ended October 31, 2000 were $11,991,000 and $21,459,000 compared to $9,657,000 and
$19,499,000 for the three and six months ended October 31, 1999, respectively. Gross profits as a percentage of net sales were 36.7% and 37.4% for the three and six months ended October 31, 2000 compared to 37.9% and 38.2% for the three and six months ended October 31, 1999, respectively. The decrease in gross margin percentage is primarily attributable to greater material content associated with three major projects, as well as the increase in eDeploy.com's amortization of development costs.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the three and six months ended October 31, 2000 were $10,721,000 and $20,617,000 compared to $8,359,000 and $16,921,000, for the three and six months ended October 31, 1999, respectively. As a percentage of sales, selling, general and administrative expenses were 32.8% and 35.9% for the three and six months ended October 31, 2000, compared to 32.8% and 33.1% for the three and six months ended October 31, 1999, respectively. The increase in selling, general and administrative expenses as a percentage of sales is primarily attributable to the Company's continued investment in eDeploy.com. Included in selling, general and administrative expenses for the three and six months ended October 31, 2000 were eDeploy.com expenses of $1,750,000 and $3,159,000, respectively. In the previous fiscal year, selling, general and administrative expenses were $441,000 and $1,174,000, respectively, for eDeploy.com.

            Interest expense. Net interest expense for the three and six months ended October 31, 2000 was $377,000 and $703,000 compared to $475,000 and $911,000, for the three and six months ended October 31, 1999, respectively. The reduction in interest expense was primarily the result of two factors. First, prior periods included amortization of debt issuance costs which were fully amortized by the end of fiscal year 2000. Secondly, since the Company's loan with the current lender was in its final stages, payments made during the current period consisted mainly of principal.

Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Financial Position

            During the six months ended October 31, 2000, cash used in operations was $7,537,000, compared to $1,463,000 during the comparable period in fiscal 2000. This is primarily due to the increase in accounts receivable partially offset by higher accounts payable associated with the growth in the business, as well as operating losses at eDeploy.com.

            Cash used for investing activities during the first six months ended
October 31, 2000 was  $1,601,000  compared  to  $962,000  during the  comparable period in fiscal 2000. This increase is primarily due to the capital expenditures associated with the growth in eDeploy.com.

            Cash provided by financing activities during the six months ended October 31, 2000 was $4,568,000 compared to $2,333,000 in the comparable period in fiscal 2000 due to increased borrowings and decreased repayments of debt. Included in the current period is the increase in borrowing from our current lender and the net proceeds of $651,000 from the issuance of common stock related to the exercise of stock options and purchases under the employee stock purchase plan.

            At October 31, 2000, total debt was $13,976,000 compared to $10,072,000 at April 30, 2000.

            The Company's working capital decreased from $16,158,000 at April 30, 2000 to $15,690,000 at October 31, 2000 primarily due to the increase in accounts receivable and accounts payable. Subsequent to October 31, 2000, the Company collected approximately $11,000,000 in the month of November which improved the Company's working capital.


            Shareholders' equity increased $447,000 during the six months ended October 31, 2000, principally reflecting a loss of $202,000 and proceeds of $651,000 from the issuance of common stock related to stock option and employee stock purchase plans.

Subsequent Event

            In November 2000, the Company replaced its current lender with IBM Credit Corporation. The new financing agreement calls for a $3,000,000 term loan representing an increase of approximately $3,000,000 over previous financing bearing interest at the prime rate plus 75 basis points and a $18,000,000 revolving line representing an increase of $3,000,000 over previous financing bearing interest at the prime rate plus 25 basis points. The new financing represents a decrease of 75 basis points and 50 basis points for the term loan and revolving line of credit respectively, as compared to the previous financing.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION


Item 6:     Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                      None

                                   SIGNATURES


            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DATATEC SYSTEMS, INC.
                                            Registrant



Date: December 15, 2000                By: /s/ Isaac Gaon
                                           -------------------------------------
                                           Isaac Gaon
                                           Chairman, Chief Executive Officer and
                                           Acting Chief Financial Officer