Form 10-Q
period 2001-01-31
DATATEC SYSTEMS INC
filed 2001-03-19
CIK 768119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2001
                                                ----------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-20688

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         94-2914253
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


23 Madison Road, Fairfield, NJ                                 07004
-------------------------------                      ---------------------------
(Address of principal executive                              (Zip Code)
offices)

                                 (973) 808-4000
                           --------------------------
               Registrant's telephone number, including area code


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes X No .

The number of shares of Registrant's Common Stock outstanding on March 16, 2001 was 33,672,854.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED JANUARY 31, 2001


                                      INDEX
                                      -----

PART I:   FINANCIAL INFORMATION

                                                                            Page
          Item 1: Consolidated Financial Statements

                  Balance Sheets at April 30, 2000 and
                  January 31, 2001                                             3

                  Statements of Operations for the three months ended
                  January 31, 2000 and 2001                                    4

                  Statements of Comprehensive Income for the
                  three months ended January 31, 2000 and 2001                 5

                  Statements of Operations for the nine months ended
                  January 31, 2000 and 2001                                    6

                  Statements of Comprehensive Income for the
                  nine months ended January 31, 2000 and 2001                  7

                  Statements of Cash Flows for the nine months ended
                  January 31, 2000 and 2001                                    8

                  Notes to Unaudited Consolidated Financial Statements      9,10

          Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11,12


PART II:  OTHER INFORMATION

                  Item 3:     Defaults Upon Senior Securities                 13

                  Item 6:     Exhibits and Reports on Form 8-K                13

ITEM 1:        CONSOLIDATED FINANCIAL STATEMENTS

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     January  31, 2001
                                                     April 30, 2000    (unaudited)
                                                     --------------    ------------

ASSETS
------------------------------------
CURRENT ASSETS:

   Cash and cash equivalents                         $ 10,077,000     $  4,923,000
   Receivables, net                                    23,849,000       28,410,000
   Inventory                                            5,129,000        5,178,000
   Prepaid expenses and other current assets            1,301,000          880,000
                                                     ------------     ------------

               Total current assets                    40,356,000       39,391,000

Property and equipment, net                             5,169,000        5,572,000
Goodwill, net                                           3,102,000        2,774,000
Other assets                                            6,435,000        7,300,000
                                                     ------------     ------------

               Total assets                          $ 55,062,000     $ 55,037,000
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

   Short-term borrowings                             $  9,070,000     $ 16,237,000
   Current portion of long-term debt                      776,000          233,000
   Accounts payable                                     9,480,000       10,653,000
   Accrued and other liabilities                        3,482,000        5,399,000
   Due to related parties                               1,390,000        1,390,000
                                                     ------------     ------------
               Total current liabilities               24,198,000       33,912,000
                                                     ------------     ------------
Long-term debt                                            226,000           54,000
                                                     ------------     ------------
                                                        9,593,000        9,654,000
Minority interest

Shareholders' equity:
   Common stock                                            33,000           33,000
   Additional paid-in capital                          42,268,000       42,892,000
   Accumulated deficit                                (20,908,000)     (31,160,000)
   Accumulated comprehensive loss                        (348,000)        (348,000)
                                                     ------------     ------------

      Total shareholders' equity                       21,045,000       11,417,000
                                                     ------------     ------------

      Total liabilities and shareholders' equity     $ 55,062,000     $ 55,037,000
                                                     ============     ============



     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ended
                                                           January 31,
                                                 ------------------------------
                                                      2000              2001
                                                 ------------     -------------


Revenues                                         $ 21,363,000     $ 21,279,000

Cost of revenues                                   13,799,000       17,733,000
                                                 ------------     ------------

Gross profit                                        7,564,000        3,546,000

Selling, general and administrative expenses        8,158,000       12,951,000
                                                 ------------     ------------

Operating loss                                       (594,000)      (9,405,000)

Interest expense                                      437,000          475,000
                                                 ------------     ------------
 Loss before minority interest                     (1,031,000)      (9,880,000)

Minority interest                                        --           (171,000)
                                                 ------------     ------------

 Net loss                                        ($ 1,031,000)    ($10,051,000)
                                                 ============     ============

 Loss per share (Note 3):
 Basic and diluted:

 Net loss                                        ($       .03)    ($       .30)
                                                 ============     ============

 WEIGHTED AVERAGE COMMON SHARES - BASIC            31,467,000       33,657,000
                                                 ============     ============

  WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES  - DILUTED                  31,467,000       33,657,000
                                                 ============     ============

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  For theThree Months Ended
                                                                         January 31,
                                                         -------------------------------------------
                                                            2000                    2001
                                                         -------------------      ------------------

     Net Loss                                              ($    1,031,000)         ($  10,051,000)

     Other comprehensive loss-
        Foreign currency translation adjustment                    ( 2,000)          ---
                                                         -------------------      ------------------

     Comprehensive loss                                     ($   1,033,000)         ($  10,051,000)
                                                         ===================      ==================


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         For the Nine Months Ended
                                                                January 31,
                                                    -----------------------------------
                                                         2000                 2001
                                                    --------------      ---------------

Revenues                                             $72,422,000          $ 78,638,000

Cost of revenues                                      45,560,000            53,633,000
                                                     -----------          ------------

Gross profit                                          26,862,000            25,005,000

Selling, general and administrative expenses          24,878,000            33,568,000
                                                     -----------          ------------

Operating income (loss)                                1,984,000            (8,563,000)

Interest expense                                       1,347,000             1,178,000
                                                     -----------          ------------
 Income (loss) before minority interest                  637,000            (9,741,000)

Minority interest                                           --                (511,000)
                                                     -----------          ------------

 Net income (loss)                                   $   637,000          ($10,252,000)
                                                     ===========          ============

 Income (loss) per share (Note 3):

 Basic:                                              $       .02          ($       .31)
                                                     ===========          ============

 Diluted:                                            $       .02          ($       .31)
                                                     ===========          ============

 WEIGHTED AVERAGE COMMON SHARES - BASIC               31,129,000            33,562,000
                                                     ===========          ============

  WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES  - DILUTED                      31,614,000            33,562,000
                                                     ===========          ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                 For the Nine Months Ended
                                                        January 31,
                                              ------------------------------
                                                  2000              2001
                                              -----------      -------------

Net Income (loss)                              $ 637,000       ($10,252,000)

Other comprehensive loss-
   Foreign currency translation adjustment        (3,000)              --
                                               ---------       ------------

Comprehensive income (loss)                    $ 634,000       ($10,252,000)
                                               =========       ============


     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       For the Nine Months Ended
                                                                               January 31,
                                                                     ------------------------------
                                                                         2000              2001
                                                                     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                  $   637,000      ($10,252,000)

    Adjustments to reconcile net income to net cash used in operating activities --

       Depreciation and amortization                                   2,518,000         3,700,000

       Accretion of preferred discount                                      --              61,000

       Changes in operating assets and liabilities:

           Increase in accounts receivable                            (4,949,000)       (4,561,000)

           Increase in inventory                                      (1,538,000)          (49,000)

           Increase in prepaid expenses and other assets                (179,000)       (2,026,000)


           Decrease in net assets held from discontinued
            operations                                                   447,000              --

         (Decrease) increase in accounts payable, accrued and
         other liabilities                                            (1,319,000)        3,090,000
                                                                     -----------      ------------

       Net cash used in operating activities                          (4,383,000)      (10,037,000)
                                                                     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                            (1,244,000)       (2,193,000)
                                                                     -----------      ------------
       Net cash used in investing activities                          (1,244,000)       (2,193,000)
                                                                     -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net increase in short-term borrowings                          2,617,000         7,167,000

        Net payments of indebtedness                                  (1,136,000)         (715,000)

        Net proceeds from common stock/warrant issuances               3,997,000           624,000
                                                                     -----------      ------------
              Net cash provided by financing activities                5,478,000         7,076,000
                                                                     -----------      ------------
              Net effect of foreign currency translation on cash          (3,000)             --
                                                                     -----------      ------------
              Net decrease in cash                                      (152,000)       (5,154,000)

Cash at beginning of period                                              234,000        10,077,000
                                                                     -----------      ------------
Cash at end of period                                                $    82,000      $  4,923,000
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

            The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting principles consistent with those applied in, and should be read in conjunction with, the audited financial statements for the year ended April 30, 2000. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the three and nine months ended January 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

(3)         Earnings per share

            Basic earnings per share is calculated using the weighted average number of shares outstanding for the three months and nine months ended January 31, 2000 and 2001. Diluted earnings per share is calculated using the weighted average number of shares outstanding plus the incremental shares from assumed conversions of options, debt and preferred stock for the three and nine months ended January 31, 2000 and 2001. Outstanding options and warrants have been excluded for the three months ended January 31, 2000 and 2001 and for the nine months ended January 31, 2001 as their inclusion would have been antidilutive for these periods.

(4)         Supplemental Disclosure of Cash Flows

            Cash paid during the nine months ended January 31:

                                              2000           2001
                                          -----------     ---------
                    Interest Paid         $ 1,132,000     $ 456,000

(5)         Segment Information

For the Three Months Ended January 31,

                     --------------------------------------------------------------------------------------------------------------
                                               2001                                                  2000
                     --------------------------------------------------------------------------------------------------------------
                      Deployment                                              Deployment
                       Services      EDeploy    Eliminations  Consolidated     Services    eDeploy    Eliminations    Consolidated
                     --------------------------------------------------------------------------------------------------------------
Revenues              $21,090,000     $264,000   ($ 75,000)    $21,279,000   $20,873,000    $490,000      $0           $21,363,000

Cost of
Revenues               17,412,000      396,000    ( 75,000)     17,733,000    13,699,000     100,000     ---            13,799,000
                     --------------------------------------------------------------------------------------------------------------

Gross Profit            3,678,000     (132,000)        ---       3,546,000     7,174,000     390,000     ---             7,564,000

SG&A
Expenses               10,179,000    2,772,000         ---      12,951,000     7,540,000     618,000     ---             8,158,000
                     --------------------------------------------------------------------------------------------------------------

Operating
Income (loss)          (6,501,000)  (2,904,000)        ---      (9,405,000)     (366,000)   (228,000)    ---              (594,000)

Interest expense,
net                       179,000      316,000     (20,000)        475,000       130,000     307,000     ---               437,000
                     --------------------------------------------------------------------------------------------------------------

Income (loss)
before Minority
Interest               (6,680,000)  (3,220,000)     20,000      (9,880,000)     (496,000)   (535,000)    ---           ( 1,031,000)

Minority Interest             ---          ---     171,000         171,000           ---         ---     ---                    $0
                     --------------------------------------------------------------------------------------------------------------

Net Income
(loss)                 (6,680,000)  (3,220,000)   (151,000)    (10,051,000)     (496,000)   (535,000)    ---            (1,031,000)
===================================================================================================================================


For the Nine Months Ended January 31,

                     -------------------------------------------------------------------------------------------------------------
                                               2001                                                  2000
                     -------------------------------------------------------------------------------------------------------------
                      Deployment                                              Deployment
                       Services      Edeploy     Eliminations  Consolidated   Services     eDeploy     Eliminations    Consolidated
                     ------------------------------------------------------------------------------------------------------------
Revenues              $76,832,000    $2,215,000   ($409,000)    $78,638,000  $71,393,000   $1,029,000       $0        $72,422,000

Cost of
Revenues               52,951,000     1,091,000    (409,000)     53,633,000   45,259,000      301,000      ---         45,560,000
                     -------------------------------------------------------------------------------------------------------------

Gross Profit           23,881,000     1,124,000         ---      25,005,000   26,134,000      728,000      ---         26,862,000

SG&A Expenses
                       27,637,000     5,931,000         ---      33,568,000   23,086,000    1,792,000      ---         24,878,000
                     -------------------------------------------------------------------------------------------------------------

Operating
Income (loss)          (3,756,000)   (4,807,000)        ---      (8,563,000)    3,048,000  (1,064,000)     ---          1,984,000

Interest expense,
net                       431,000       808,000     (61,000)      1,178,000      482,000      865,000      ---          1,347,000
                     -------------------------------------------------------------------------------------------------------------
Income (loss)
before Minority
Interest               (4,187,000)   (5,615,000)     61,000       9,741,000    2,566,000   (1,929,000)     ---            637,000

Minority
Interest                      ---           ---    (511,000)       (511,000)         ---         ---       ---                ---
                     -------------------------------------------------------------------------------------------------------------

Net Income
(loss)                 (4,187,000)   (5,615,000)   (450,000)    (10,252,000)    2,566,000  (1,929,000)     ---            637,000
                     =============================================================================================================

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three Months and Nine Months
------------------------------------------------------------
Ended January 31, 2001
----------------------

            Revenues. Revenues for the three and nine months ended January 31, 2001 were $21,279,000 and $78,638,000 compared to $21,363,000 and $72,422,000 for the three and nine months ended January 31, 2000, respectively, representing an decrease of .4% and an increase of 8.6% for the three and nine months, respectively. Included in revenues for the three and nine months ended January 31, 2001 were eDeploy.com revenues of $189,000 and $1,806,000, respectively, net of eliminating intercompany revenues. Intercompany revenues were $75,000 and $409,000 for eDeploy.com for the three and nine months ended January 31, 2001, respectively.

            Gross Profit. Gross profits for the three and nine months ended January 31, 2001 were $3,546,000 and $25,005,000 compared to $7,564,000 and
$27,163,000 for the three and nine months ended January 31, 2000, respectively. Gross profits as a percentage of net sales were 16.7% and 31.8% for the three and nine months ended January 31, 2001 compared to 35.4% and 37.5% for the three and nine months ended January 31, 2000, respectively. The decrease in gross margin percentage is primarily attributable to project postponements in the quarter and an inability to eliminate costs following an abrupt reduction in sales volume.

            Selling, general and administrative expenses. Selling, general and administrative expenses for the three and nine months ended January 31, 2001 were $12,951,000 and $33,568,000 compared to $8,158,000 and $25,179,000, for the three and nine months ended January 31, 2000, respectively. As a percentage of sales, selling, general and administrative expenses were 60.9% and 42.7% for the three and nine months ended January 31, 2001, compared to 38.2% and 34.8% for the three and nine months ended January 31, 2000, respectively. The increase is due to a combination of the Company's continued investment in eDeploy.com and higher expenses associated with growth in revenues. Included in selling, general and administrative expenses for the three and nine months ended January 31, 2001 were eDeploy.com expenses of $2,772,000 and $5,931,000, respectively, compared to $618,000 and $1,700,000 for the comparable periods in the prior year.

            Interest expense. Net interest expense for the three and nine months ended January 31, 2001 was $475,000 and $1,178,000 compared to $437,000 and
$1,347,000, for the three and nine months ended January 31, 2000, respectively.

Reclassifications
-----------------

            Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Financial Position
------------------

            During the nine months ended January 31, 2001, cash used in operations was $10,037,000, compared to $4,383,000 during the comparable period in fiscal 2000. This is primarily due to the continued investment in eDeploy operations.

            Cash used for investing activities during the first nine months ended January 31, 2001 was $2,193,000 compared to $1,244,000 during the comparable period in fiscal 2000. This increase is primarily due to the capital expenditures associated with the growth in eDeploy.com.

            Cash provided by financing activities during the nine months ended January 31, 2001 was $7,076,000 compared to $5,478,000 in the comparable period in fiscal 2000. Included in the current period is primarily the short term borrowings from our current lender. In comparable period fiscal 2000, the financing activity reflects the proceeds from issuance of common stock related to the exercise of stock options and warrants as well as purchases under the employee stock purchase plan.

            At January 31, 2001, total debt was $16,524,000 compared to $10,072,000 at April 30, 2000.

            The Company's working capital decreased from $16,158,000 at April 30, 2000 to $5,479,000 at January 31, 2001 primarily due to a combination of the increase in short term borrowings and a decrease in cash.

            Shareholders' equity decreased $9,628,000 during the nine months ended January 31, 2001, principally reflecting a loss of $10,252,000 partially offset by proceeds of $624,000 from the issuance of common stock related to stock option and employee stock purchase plans.

            Datatec Services is currently meeting its working capital requirements by utilizing an $18 million working capital facility with IBM Credit Corporation. As of the date of this filing the loan balance stood at $9.6 million with current availability of approximately $1.8 million. Availability is dependent upon several variables including customer billings and inventory levels. As a precaution, the Company has secured term sheets for several different types of funding from a number of investment banks and is reviewing its options at this time.

            Due to substantial losses in the quarter ended January 31, 2001, the Company is not currently in compliance with certain financial covenants contained in its Inventory and Working Capital Financing Agreement with IBM Credit Corporation. IBM, consequently, has the right to declare all amounts under that Agreement to be due and payable, terminating the credit line and term loan facility. The Company is currently in discussions with IBM Credit Corporation and believes that these issues will be resolved in a manner that does not adversely impact the Company.

            Although there can be no assurance, the Company believes it will have access to adequate cash reserves to sustain its operations through the end of fiscal year 2002.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION


Item 3:   Defaults Upon Senior Securities

            Due to substantial losses in the quarter ended January 31, 2001, the Company is not currently in compliance with certain financial covenants contained in its Inventory and Working Capital Financing Agreement with IBM Credit Corporation. IBM, consequently, has the right to declare all amounts under that Agreement to be due and payable, terminating the credit line and term loan facility. The Company is currently in discussions with IBM Credit Corporation and believes that these issues will be resolved in a manner that does not adversely impact the Company.


Item 6:      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                   None

             (b)  Reports on Form 8-K

                   None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DATATEC SYSTEMS, INC.
                                                     Registrant



Date: March 19, 2001                            By:/s/ Ron A. Marino
                                                   -----------------------------
                                                   Ron A. Marino
                                                   Chief Financial Officer