Form 10-K
period 2001-04-30
DATATEC SYSTEMS INC
filed 2001-07-30
CIK 768119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

      X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---        SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended April 30, 2001
                                          --------------
                                                OR
     ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ________ to ________

                          Commission File No. 000-20688

                              DATATEC SYSTEMS, INC.
          ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                 94-2914253
------------------------------------         -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

  23 Madison Road, Fairfield NJ                            07004
------------------------------------         -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                                 (973) 808-4000
                                             -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:
            None

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

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates at June 30, 2001 was approximately  $15,828,000.  For purposes of computing  such market  value,  the  Registrant  has deemed as  affiliates  only executive officers, directors and their affiliates.

The total number of shares of Common Stock of the Registrant outstanding at June
30, 2001 was 33,856,785.

                                TABLE OF CONTENTS

Part I                                                                   Page #

Item 1.     Business                                                         3
Item 2.     Properties                                                      11
Item 3.     Legal Proceedings                                               11
Item 4.     Submission of Matters to a Vote of Security Holders             12

Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                             13
Item 6.     Selected Financial Data                                         14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       15
Item 8.     Financial Statements and Supplementary Data                     21
Item 9.     Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        48

Part III

Item 10.    Directors and Executive Officers of the Registrant              49
Item 11.    Executive Compensation                                          52
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                  56
Item 13.    Certain Relationships and Related Transactions                  58

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports             59
            on Form 8-K

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
                                     ------

Item 1.   Business
          --------

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
The Company  licenses its software  tools through its  subsidiary,  eDeploy.com,
Inc., and has established a new division,  Global Integration Services,  for its proposed entry into Europe.

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

o     The Company carries out most of its complex  integration and configuration process within three (3)  Configuration  Centers  situated  throughout the
      United States and one (1) in Canada. By conducting these activities at the
      Company's staging centers, and utilizing,  where applicable, the Company's software  tools,  the  Company  is able to  prepare  and  rollout  project components  so that they  arrive at a  customer  site in a "plug and play"
      state.

o     A field  deployment  force  capable  of  delivering  all types of  complex
      technologies   due  to  the  "plug  and  play"  nature  of  the  Company's
      "configuration/integration" process.

            The Company  operates  out of 13 offices and has a field  deployment team of approximately 227 people, allowing it to conduct multiple,  simultaneous large-scale  deployments  across the United  States and  Canada.  The  Company's deployment  capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace onto what are increasingly complex networks and "IT" environments.

            The Company was incorporated in the State of Delaware on January 10,
1996 and its stock is traded on the  Nasdaq  National  Market  System  under the symbol "DATC".  The Company  maintains its executive offices at 23 Madison Road,
Fairfield,  New  Jersey  07004.  Its  telephone  number is (973)  808-4000.  The
Company's Website can be located at www.datatec.com.  The Company's  subsidiary,
eDeploy.com,  Inc.  maintains  its  headquarters  at 1536 Cole Blvd., Suite 350,
Golden, CO 80401. Its telephone number is (303) 854-3200.  eDeploy.com's Website can be located at www.eDeploy.com.

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

o     The global configuration and deployment market is highly fragmented and to the best of the Company's knowledge there are no other companies that have focused their entire  business model on this market space.  The need for a company devoted to providing alternative solutions for deployment services becomes  clear when one  considers  that  despite the speed of  technology innovation over the past decade,  the way in which  technology is deployed has remained relatively constant over the same period. It is therefore not surprising  that  deployment has become a bottleneck and a major restraint to growth for Technology Providers.

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

o     Technology  companies  are today  launching new products at an ever faster rate.  The problem is that due to inadequate  levels of skilled  resources there is a lack of capacity to  assimilate  these new products  rapidly in the  market.  The  Company  believes  that the  skill  gap that  exists is widening every year and so without  automation,  the problem will persist.
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

            At its  highest  level,  eDeploy(TM)  has  been  grouped  into  four discreet application sets that can be combined to provide workflow continuum and to more  effectively  integrate with an  organization's  existing  platforms and applications  solutions.  Each application  module and associated tool leverages related project information and integrates seamlessly with one another. The four modules that make up eDeploy(TM) are:

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

o     Automate each configuration / integration process;
o     Shorten time to market for new product introductions;
o     Obtain real time, secure feedback from its channel; and
o     Provide  the  channel  with  a well  proven  implementation  process  that provides for "best practices".

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

            Technology  Refresh &  Migration  ("TRM").  TRM  projects  apply the
Company's  methodology and  configuration  automation tools to decrease the time and complexity of upgrading a client's existing IT  infrastructure and equipment on-site.  Typical  TRM  projects  may  include  one or in some  cases all of the following:

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

o     Continuing to invest in the research and development of automated tools;

o     Creating strong long-term relationships with Technology Providers, thereby providing a source for repeatable business;

o     Engaging its salesforce to support the marketing  efforts of its strategic partners like Cisco, IBM, Hewlett Packard and Cabletron;

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

            Over the past several years,  the Company's sales force which is now comprised of 18 account managers worked directly with large Enterprise Customers and built a solid business foundation on its ability to provide rapid technology deployment services. The Company's service offerings have improved the return on investment for these enterprise customers by providing People, Process and Tools to greatly reduce the time for deployment projects with quality, speed, accuracy and value.

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

            This strategy has helped establish a new identity for the Company as it forms significant relationships with global OEMs and major integrators. These relationships  have in turn provided new and additional  leverage for access and identity in the market space.  Since  initiating this strategy in late 1998, the
Average  Annual Growth Rate (AAGR) in this segment has been  approximately  100%
and today comprises close to 50% of the Company's total sales.

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
CitiGroup, Inc.                                    American Telephone and Telegraph (ATT)
Federated Department Stores, Inc.                  Bell Atlantic Network Integration, Inc.
Lowe's Companies, Inc.                             Cisco Systems, Inc.
Office Depot, Inc.                                 Computer Sciences Corporation
Starbucks Corporation                              Electronic Data Systems Corporation
State Farm Mutual Automobile                       IBM Global Services
  Insurance Company                                MCI Worldcom, Inc.
The Chubb Corporation                              Qwest Communications International Inc.
The Home Depot, Inc.
Toys "R" Us, Inc.
Walgreen Co.

            During  each of the  past  three  fiscal  years,  revenues  from the
Company's  services  to a  limited  number of  customers  have  accounted  for a substantial  percentage of the  Company's  total  revenues.  For the years ended
April 30, 1999, 2000 and 2001, the Company's 15 largest customers  accounted for approximately 57%, 73%, and 82% of the Company's revenues,

respectively.  For the year ended April 30, 1999, Cisco Systems,  Inc. accounted for  approximately 10% of the Company's  revenues.  For the year ended April 30,
2000,  Lowe's Companies,  Inc.  accounted for approximately 19% of the Company's revenues.  For the year ended April 30,  2001,  IBM  Corporation  accounted  for approximately 27%, and Lowe's Companies  accounted for approximately 21%, of the
Company's  revenues.  This  concentration  of customers  can cause the Company's revenues  and  earnings  to  fluctuate  from  quarter-to-quarter,  based  on the requirements of its customers and the timing of delivery of services.

Competition

            The Company  competes with a number of other  companies  involved in the design, sale, installation, integration and servicing of computer networking technologies,  as well as companies that develop  software tools to automate the technology implementation process. The IT deployment market is highly fragmented and characterized by a small number of very large organizations that carry out a significant  amount of deployment and a large number of small  companies that in turn carry out small amounts of deployment.  In addition to direct  competition, the Company faces indirect competition from its existing customers, many of whom internally  design,  integrate and deploy their own  technologies.  The Company, however,  knows of no other Company that offers rapid IT deployment  services or software tools designed to support the delivery of complex IT solutions as their primary business focus.

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

Employees

            As of April 30, 2001,  the Company had  approximately  575 full-time employees.  Of these full-time  employees,  approximately 227 are employed under contracts  with the  International  Brotherhood  of  Electrical  Workers and the
International Brotherhood of Electrical Workers Local 1430.

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

Item 2.  Properties
         ----------

            The  Company's  corporate  headquarters  aggregating   approximately
39,570 square feet is located at 23 Madison Road,  Fairfield,  New Jersey 07004.
The  headquarters  building is comprised of the  Company's  New York/New  Jersey office as well as one of the Company's four Configuration  Centers.  In addition to its headquarters  building,  the Company leases  throughout the United States approximately  274,000  square feet of space in 13  locations  for its sales and field operations and configuration centers. The Company also leases an aggregate of approximately 7,000 square feet of space in one location in Canada.

Item 3.  Legal Proceedings

            The  Company  is  not  a  party  to  any  legal   proceedings  which
individually  or in the aggregate,  are believed to be material to the Company's business.

                                       11

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            No matters were  submitted  during the fourth quarter of fiscal 2001 to a vote of security holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

            The  Company's  Common  Stock  is  currently  traded  on the  Nasdaq
National Market System ("Nasdaq") under the symbol "DATC".  The Company's Common
Stock  commenced  listing  on the Nasdaq  Small Cap  Market on May 3, 1994.  The
following  table  sets  forth the high and low sale  prices  on  Nasdaq  for the periods indicated.

                                                           High         Low
May 1, 1999 - July 31, 1999...............................$4 1/16     $2 9/32
August 1, 1999 - October 31, 1999.........................$3 13/16    $2 9/32
November 1, 1999 - January  31, 2000......................$9 5/8      $2 1/16
February 1, 2000 - April 30, 2000.........................$18 7/16    $4 11/16
May 1, 2000 - July 31, 2000...............................$9 1/8      $3 1/2
August 1, 2000 - October 31, 2000.........................$5 1/14     $2 7/8
November 1, 2000 - January 31, 2001.......................$4 1/2      $1 1/2
February 1, 2001 - April 30, 2001.........................$2 7/8      $ 1/2

            On July 25, 2001,  the closing sale price for the  Company's  Common
Stock as  reported  on Nasdaq was $0.75.  The  closing  price for the  Company's
Common Stock has been below $1.00 for over 30  consecutive  trading days. If the closing  price has not been at or above $1.00 for 10  consecutive  trading  days prior to October 11, 2001,  the Company would  anticipate  receiving a delisting notification  from Nasdaq.  As of July 25, 2001,  there were  approximately  128 holders of record of the Company's Common Stock.

            The  Company  has not paid any cash  dividends  on its Common  Stock since its  inception,  other  than  distributions  to  shareholders  in  amounts sufficient to reimburse Datatec Industries,  Inc.  shareholders for Federal (and some state)  income tax  liabilities  arising  from Datatec  Industries,  Inc.'s former status as an "S" corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable  future.  The Company's loan agreements with its lender include a restriction prohibiting the payment of dividends.

Item 6.  Selected Financial Data
         -----------------------

            The following  table sets forth the selected  financial  data of the
Company for, and at the end of the years ended April 30, 1997, 1998, 1999, 2000, and 2001.

            The  data  presented  below  should  be  read  in  conjunction  with
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" and the Company's  consolidated  financial  statements and the notes thereto appearing elsewhere herein.

                                                                                Year Ended
                                                                                 April 30,
                                                              (in thousands, except share and per share data)
Statement of Operations Data:                      1997            1998            1999            2000             2001
                                               ------------    ------------    ------------    ------------    ------------

Revenues                                       $     59,481    $     76,804    $     93,751    $     95,148    $     94,285
Operating income (loss)                               1,538             517           1,662              47         (18,348)
Minority Interest                                      --              --              --              --              (682)
Income (loss) from continuing operations                127          (1,218)           (191)         (1,633)        (21,145)
Discontinued operations                              (5,662)         (2,768)           (315)           --              --
Net loss                                       $     (5,535)   $     (3,986)   $       (506)   $     (1,633)   $    (21,145)
                                               ============    ============    ============    ============    ============

Income (loss) per share
- Basic and Diluted:
Income (loss) from continuing operations       $       (.09)   $       (.05)   $       (.01)   $       (.05)   $       (.63)
Discontinued operations                                (.27)           (.10)           (.01)           --              --
                                               ------------    ------------    ------------    ------------    ------------
Net loss per share                             $       (.36)   $       (.15)   $       (.02)   $       (.05)   $       (.63)
                                               ============    ============    ============    ============    ============

Average common and common equivalent
shares - Basic and Diluted                       21,151,000      26,451,000      29,517,000      31,541,000      33,608,000
                                               ============    ============    ============    ============    ============

                                                                                April 30,
                                               ------------------------------------------------------------------------------
                                                       1997            1998            1999            2000            2001
                                                       ----            ----            ----            ----            ----

Balance Sheet Data:

Working capital (deficit)                           $(2,957)        $ 1,022         $ 2,297         $16,158         ($3,312) (a)
Total assets                                         27,804          37,813          40,603          55,062          43,496
Long-term debt                                        4,751           2,415             607             226              14
Total shareholders' equity (deficit)                 (1,750)         10,468          14,729          21,045             869

(a)   Includes a $3,000 Term Loan due in 2003 which the Company intends to repay in 2002.

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
Utilizing  4  regional  staging  and  configuration  centers  and its own  field deployment team of  approximately  227 people  operating out of 13 offices,  the
Company conducts multiple simultaneous large scale deployments for organizations throughout the United States and Canada.  The Company  believes its  consistent, rapid  deployment  model  enables its  Enterprise  customers to  accelerate  the assimilation of networking  technologies into their organizations and allows its
Technology  Providers  to enhance  the  "absorption"  of their  products  in the marketplace.

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

            Over the course of fiscal 1995 and early  fiscal  1996,  the Company continued  to  encounter,  and was greatly  impacted  by, the trend of declining profitability in data  communications  equipment sales. As a result, the Company decided  to  accelerate  the  process  of  transitioning  from the  business  of distributing data communications  equipment to its current business of providing deployment services. In April 1996, the Company acquired Computer-Aided Software
Integration,  Inc.  ("CASI"),  the developer of the  Integrator's  Workbench - a suite  of  software  tools  to  aid  in  the  automation  of  configuration  and integration.  In July 1996, the Company acquired HH  Communications of Illinois,
Inc. ("HH"), a systems integrator with an expertise in routing technologies.  In
October  1996,  the  Company  acquired  Datatec  Industries,   Inc.,  a  systems
integrator with a focus on installation services.

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

            The Company's  deployment services are generally provided at a fixed contract  price  pursuant  to  purchase  orders  or  other  agreements  with its customers.

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

            As  of  April  30,  2001,   the  Company  had  net  operating   loss
carryforwards  for Federal tax purposes of  approximately  $31  million.  United
States  tax rules  limit the amount of net  operating  loss that  companies  may utilize  in any one year in the  event  of a 5%  shareholder  having  cumulative changes in ownership  over a three year period in excess of 50%. The Company has completed  several  financings  since the effective date of these rules and does not believe that its ability to utilize its net operating loss  carryforwards is limited as of April 30, 2001,  although  ownership changes in future periods may pose limitations on the Company's use of net operating loss carryforwards. These carryforwards  are subject to review and  possible  adjustment  by the  Internal
Revenue Service.

            The following  discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations
---------------------

Comparison of Fiscal Years Ended April 30, 2001 and 2000

            Revenues.  Revenues  for the year  ended  April 30,  2001 were $94.3
million   compared  to  $95.1  million  for  the  year  ended  April  30,  2000, representing a decrease of 0.8%.  Deployment Services revenues decreased by 1.8%
from $94.1  million in 2000 to $92.4  million in 2001.  The decrease in revenues was  attributed  to the overall  slowdown in the retail  sector,  which  delayed business  decisions in the fiscal  quarters ended January 31 and April 30, 2001.
Revenues from Technology  Providers increased 100% from $24.2 million in 2000 to
$48.5 million in 2001.  Revenues from  Enterprise  customers  decreased by 36.1%
from  $69.9  million  in 2000 to  $44.7  million  in 2001.  eDeploy.com  revenue increased  from $1.1  million in 2000 to $2.5  million in 2001.  These  revenues represent license sales, ASP access and other fees.

            Gross  profit.  Gross  profit for the year ended  April 30, 2001 was
$27.8 million compared to $34.8 million for the year ended April 30, 2000. Gross profit  percentage was 29.5% for the year ended April 30, 2001 compared to 36.5%
for the  year  ended  April  30,  2000.  Deployment  Services  cost of  revenues increased  by 8.4% from $60.4  million in 2000 to $65.5  million in 2001.  Gross profit as a percentage of sales  decreased  from 35.7% in 2000 to 29.1% in 2001.
The decrease in gross profit is the result of several factors, including the mix of higher material sales, which carry lower margins,  and the impact of the lead time required to bring costs in line with lower revenues.

            Selling, general and administrative  expenses.  Selling, general and administrative  expenses  for the year ended April 30,  2001 were $46.2  million compared to $34.7  million for the year ended April 30,  2000,  representing  an
increase  of  33.1%.  As  a  percentage  of  revenues,   selling,   general  and
administrative  expenses  represented  49.0% for the year ended  April 30,  2001 compared  to 36.5%  for the year  ended  April  30,  2000.  Deployment  Services selling,  general  and  administrative  expenses  increased  by 17.4% from $31.7 million  in 2000 to $37.2  million  in 2001  and as a  percentage  of  revenues, increased from 33.7% in 2000 to 40.3% in 2001. The increase in selling,  general and  administrative  expenses in absolute  dollars is primarily due to increased salary,  benefits and payroll taxes  associated with higher  headcount levels in the fiscal quarters ended July 31 and October 31, 2000, in addition to the costs associated with the emergence in fiscal 2000 of eDeploy.com.

            Interest expense. Interest expense for the year ended April 30, 2001 was $1.7 million, compared to $1.7 million for the year ended April 30, 2000.

            Income  Taxes.   The   valuation   allowance  of  $0.4  million  was
established during fiscal 2001 relating to the uncertainty in the realization of deferred state income taxes.

Comparison of Fiscal Years Ended April 30, 2000 and 1999

            Revenues.  Revenues  for the year  ended  April 30,  2000 were $95.1
million   compared  to  $93.8  million  for  the  year  ended  April  30,  1999, representing an increase of 1.5%. Deployment Services revenues increased by less than 1% from $93.8 million in 1999 to $94.1  million in 2000.  Growth in revenue was  negatively  impacted by customer  Y2k  concerns  and the  associated  "lock downs", as well as a shift in the Company's sales/marketing strategy. This shift has increased the level of focus on the indirect sale.  Revenues from Technology
Providers  increased  22.5% from $19.8 million in 1999 to $24.2 million in 2000.
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

            Selling, general and administrative  expenses.  Selling, general and administrative  expenses  for the year ended April 30,  2000 were $34.7  million compared to $31.1  million for the year ended April 30,  1999,  representing  an
increase  of  11.7%.  As  a  percentage  of  revenues,   selling,   general  and
administrative  expenses  represented  36.5% for the year ended  April 30,  2000 compared  to 33.1%  for the year  ended  April  30,  1999.  Deployment  Services selling,  general  and  administrative  expenses  increased  by 6.4% from  $29.8 million  in 1999 to $31.7  million  in 2000  and as a  percentage  of  revenues, increased from 31.8% in 1999 to 33.7% in 2000. The increase in selling,  general and  administrative  expenses in absolute  dollars is primarily due to increased facility  costs,  salary and benefit  costs and one time travel  related  costs.
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

Backlog
-------

            Backlog for the Company's services as of July 2001 and July 2000 was
$62.2  million and $59.1  million,  respectively.  Backlog  consists of purchase orders and written  agreements with customers for which a customer has scheduled the provision of services within the next 12 months.  Orders included in backlog may be  canceled or  rescheduled  by  customers  without  penalty.  A variety of conditions, both specific to the individual customer and generally affecting the customer's industry,  may cause customers to cancel, reduce or delay orders that were  previously  made or  anticipated.  The  Company  cannot  assure the timely replacement  of canceled,  delayed or reduced  orders.  Significant  or numerous cancellations,  reductions  or  delays  in  orders  by a  customer  or  group of customers  could  have a  material  adverse  affect on the  Company's  business, financial  condition,  and results of  operations.  Backlog should not be relied upon as indicative of the Company's revenues for any future period.

Liquidity and Capital Resources
-------------------------------

            In  November  2000,  the  Company   replaced  its  existing   credit
facilities with a $21 million credit  facility  consisting of (i) an $18 million three year revolving  credit facility and (ii) a $3 million three year term loan payable in monthly installments of principal and interest.  The borrowings under the  revolving  line  of  credit  are  based  on a  formula  of 85% of  eligible receivables and 25-35% of eligible inventory. The revolving line of credit bears interest at prime plus .25% and the term loan bears interest at prime plus .75%.

            The  Company was not in  compliance  with the  covenants  of its new credit facility as of January 31, 2001. As a result,  the Company and IBM Credit
Corp.  entered  into the  Acknowledgment,  Waiver  and  Amendment  to  Financing
Agreement dated May 2, 2001 (the "First Waiver and  Amendment"),  which provided for the following:

1.    Reduction  in the line of credit to $14  million,  which was  subsequently increased to $16 million on July 25, 2001.
2.    Revision of the covenants to reflect current business conditions.
3.    Increase in the  interest  rates in the  revolver  and term loans to prime plus 3.0% and 3.5% respectively.

            The Company was not in  compliance  with the new covenants set forth in the First Waiver and Amendment.  As a result, pursuant to the Acknowledgment,
Waiver and  Amendment  to  Financing  Agreement  dated July 25, 2001 between the
Company and IBM Credit Corp., a waiver was obtained to bring the Company back in compliance with the new credit facility.  Based on its forecast for fiscal 2002, the Company believes that it has the ability to meet the revised  quarterly loan covenants.

            The  Company  incurred  significant  losses  during  2001 due to the downturn in the technology sector. Of the consolidated net loss of approximately
$21.1  million,  $11.4  million was  incurred by Datatec  Services  and $9.7 was incurred by eDeploy.  Substantially  all losses were incurred  during the fiscal quarters  ended January 31 and April 30, 2001.  During the fiscal  quarter ended
October 31, 2000,  Datatec  Services had achieved record revenues and profits of
$32.2 million and $2.4 million, respectively.

            Based on results for the fiscal  quarter ended October 31, 2000, the
Company continued to build its  infrastructure to support expected  increases in revenues.  In the fiscal quarters ended January 31 and April 30, 2001,  however, the Company  experienced  a sudden and deep slowdown in the  technology  sector.
Notwithstanding  the slowdown,  consolidated  revenues for 2001 of $94.3 million were  approximately  at the same levels as  consolidated  revenues  for 1999 and
2000.

            The guidance  from the  Company's  customers  was that projects were being  postponed for only a short period of time. As a result of this  guidance, the Company  postponed  reductions  in its labor  resources.  Consequently,  the
Company's direct labor costs and other direct costs were out of balance with the new revenue reality.

            The  Company  has taken  aggressive  action to insure its ability to continue as a going concern  during 2002.  Several  revenue  forecasts have been developed which show that a cash break even can be achieved at revenues of $85.0 million.  Infrastructure  costs have been  reduced  by over $13.0  million on an annual basis, of which $11.0 million relate to payroll reductions.

            The Company's  analysis  indicates that its primary  problems during
2001 related to a build up in costs in anticipation  of increased  revenues that did not occur.  After a  significant  reduction  in  revenues  during the fiscal quarters  ended January 31 and April 30, 2001,  revenues  have  increased in the fiscal  quarter  ending  July 31,  2001.  The  Company's  backlog  is strong and identified costs have been reduced by over $13.0 million.

            Although  the Company has  sustained  significant  operating  losses during 2001, its 2002 operating plan projects  profitable results for the fiscal year.  The  achievement  of the  operating  plan  depends  on the timing of work performed by the Company on existing  projects and the ability of the Company to gain and perform work on new projects. Multiple project cancellations, delays in the  timing  of work  performed  by the  Company  on  existing  projects  or the inability of the Company to gain and perform work on new projects  could have an adverse  impact on the  Company's  ability to  execute  its  operating  plan and maintain  adequate cash flow. In the event actual results do not approximate the operating  plan,  management  believes  it could  execute  contingency  plans to mitigate such effects.  Such plans include additional cost reductions or seeking additional financing.  Considering the Company's borrowing facility and based on the  achievement of the operating plan and  management's  actions taken to date, management  believes it has the ability to continue to generate  sufficient cash to satisfy its operating requirements in the normal course of business. However, no  assurance  can  be  given  that  sufficient  cash  will  be  generated  from operations.  Management  believes  that the Company  will have  sufficient  cash resources to continue as a going concern during 2002.

Inflation

            In the  opinion  of  management,  inflation  has not had a  material adverse effect on its results of operations.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

Index to Consolidated Financial Statements and Financial Statements Schedules

                        Consolidated Financial Statements
                        ---------------------------------

                                                                                                                                         Page
Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . .  22
Consolidated Balance Sheets as of April 30, 2000 and 2001 . . . . . . . . . . . .  23
Consolidated Statements of Operations For the Years Ended April 30, 1999,
  2000 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Consolidated Statements of Comprehensive Loss For the years
  ended April 30, 1999, 2000 and 2001 . . . . . . . . . . . . . . . . . . . . . .  25
Consolidated Statements of Changes in Shareholders' Equity
  For the Years Ended April 30, 1999, 2000 and 2001 . . . . . . . . . . . . . . .  26
Consolidated Statements of Cash Flows For the Years Ended
  April 30, 1999, 2000 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  27
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .  28

                                    Schedules
                                    ---------

Schedule II -Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .   47

Schedules  other than the one  listed  above  have been  omitted  since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Datatec Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Datatec Systems,
Inc.  and  subsidiaries,  as  of  April  30,  2000  and  2001  and  the  related
consolidated   statements  of  operations,   comprehensive   loss,   changes  in
shareholders'  equity and cash  flows for each of the three  years in the period ended April 30,  2001.  These  consolidated  financial  statements  and schedule referred  to below  are the  responsibility  of the  Company's  management.  Our responsibility  is to  express  an opinion  on these  financial  statements  and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the  financial  position of Datatec  Systems,  Inc. and subsidiaries  as of April 30, 2000 and 2001 and the results of their  operations and their cash flows for each of the three  years in the period  ended April 30,
2001, in conformity with accounting  principles generally accepted in the United
States.

Our  audits  were  made for the  purpose  of  forming  an  opinion  on the basic consolidated  financial  statements taken as a whole. The schedule listed in the index  of  consolidated  financial  statements  is  presented  for  purposes  of complying  with the  Securities  and  Exchange  Commission's  rules and is not a required part of the basic consolidated financial statements.  This schedule has been  subjected  to the  auditing  procedures  applied in our audit of the basic consolidated  financial  statements and, in our opinion, is fairly stated in all material  respects in relation to the basic  consolidated  financial  statements taken as a whole.

Roseland, New Jersey                                  ARTHUR ANDERSEN LLP
July 26, 2001

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   April 30,
                                                         ----------------------------
                                                              2000            2001
                                                         ------------    ------------
ASSETS
--------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                    $ 10,077,000    $    571,000
   Receivables, net (Note 3)                               23,849,000      22,990,000
    Inventory (Note 1)                                      5,129,000       5,273,000
    Prepaid expenses and other current assets               1,301,000         792,000
                                                         ------------    ------------
               Total current assets                        40,356,000      29,626,000
Property and equipment, net (Notes 1 & 4)               5,169,000       5,050,000
Goodwill, net (Note 1)                                      3,102,000       2,665,000
Other assets                                                6,435,000       6,155,000
                                                         ------------    ------------
               Total assets                              $ 55,062,000    $ 43,496,000
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES:
   Short-term borrowings (Note 5)                        $  9,070,000    $ 13,912,000
   Current portion of long-term debt                          776,000         210,000
   Accounts payable                                         9,480,000       9,803,000
   Accrued and other liabilities                            3,482,000       7,599,000
   Due to related parties (Note 9)                          1,390,000       1,414,000
                                                         ------------    ------------
               Total current liabilities                   24,198,000      32,938,000
Long-term debt                                                226,000          14,000
Commitments and contingencies (Note 11)
Minority interest                                           9,593,000       9,675,000
Shareholders' equity (Notes 1, 7 & 10)
Common stock, $.001 par value (authorized 75,000,000
      shares; issued and outstanding 33,413,000  and
      33,754,000 shares as of April 30, 2000 and 2001,
      respectively)                                            33,000          34,000
   Additional paid-in capital                              42,268,000      43,241,000
   Accumulated deficit                                    (20,908,000)    (42,053,000)
   Accumulated comprehensive loss                            (348,000)       (352,000)
                                                         ------------    ------------
      Total shareholders' equity                           21,045,000         869,000
                                                         ------------    ------------
    Total liabilities and shareholders' equity           $ 55,062,000    $ 43,496,000
                                                         ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                              April 30,
                                                     ------------------------------------------------------
                                                            1999                2000              2001
                                                     -----------------    ---------------   ---------------

Revenues (Note 1)                                        $ 93,751,000       $ 95,148,000    $   94,285,000
Cost of revenues                                           60,993,000         60,381,000        66,476,000
                                                     -----------------    ---------------   ---------------
Gross profit                                               32,758,000         34,767,000        27,809,000
Selling, general and administrative expenses               31,096,000         34,720,000        46,157,000
                                                     -----------------    ---------------   ---------------
Operating income (loss)                                     1,662,000             47,000      (18,348,000)
Interest expense (Note 5)                                 (1,853,000)        (1,680,000)       (1,715,000)
                                                     -----------------    ---------------   ---------------
Loss before income taxes                                    (191,000)        (1,633,000)      (20,063,000)
Income taxes (Notes 1& 8)                                          --                 --         (400,000)
                                                     -----------------    ---------------   ---------------
Minority interest                                                  --                 --         (682,000)
                                                     -----------------    ---------------   ---------------
Loss from continuing operations                             (191,000)        (1,633,000)      (21,145,000)
Discontinued operations (Note 16):
   Loss from operations                                     (315,000)                 --                --
                                                     -----------------    ---------------   ---------------
Net loss                                                 $  (506,000)       $(1,633,000)    $ (21,145,000)
                                                     =================    ===============   ===============

LOSS PER SHARE - BASIC AND DILUTED (Note 2):
  Loss from continuing operations                        $      (.01)       $      (.05)    $        (.63)
  Loss from discontinued operations                             (.01)                 --                --
                                                     -----------------    ---------------   ---------------
NET LOSS PER SHARE - BASIC AND DILUTED                   $      (.02)       $      (.05)    $        (.63)
                                                     =================    ===============   ===============

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES - BASIC AND DILUTED
                                                           29,517,000         31,541,000        33,608,000
                                                     =================    ===============   ===============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                   For the Years Ended
                                                                         April 30,
                                                   -----------------------------------------------------
                                                      1999                 2000               2001
                                                   ---------------    ---------------   ----------------

Net loss                                               ($506,000)       ($1,633,000)      ($21,145,000)

Other comprehensive income (loss) -

  Foreign currency translation adjustment                   5,000            (5,000)            (4,000)
                                                   ---------------    ---------------   ----------------

Comprehensive loss                                     ($501,000)       ($1,638,000)      ($21,149,000)
                                                   ===============    ===============   ================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                                                              Datatec Systems, Inc. and Subsidiaries
                                                                   Consolidated Statements of Changes in Shareholders' Equity

                                                                 Preferred Stock              Common Stock
                                                            -----------------------------------------------------     Additional
                                                                                                                    Paid-in Capital
                                                             Shares          Dollars       Shares       Dollars       Preferred
                                                           -----------    -----------   -----------   -----------    -----------

Balance at April 30, 1998                                         --             --      29,007,000   $    29,000   $      --

Issuance of preferred stock (Note 7)                               300           --            --            --       2,337,000

Exercise of warrants and options                                  --             --          40,000          --            --

Private placement offering of common stock (Note 7)               --             --         533,000          --            --

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                           --             --         190,000          --            --

Conversion of preferred stock into common stock (Note 7)          (180)          --         719,000         1,000    (1,402,000)

Net loss                                                          --             --            --            --            --

Effect of exchange rate changes                                   --             --            --            --            --

                                                           -----------    -----------   -----------   -----------   -----------

Balance at April 30, 1999                                          120           --      30,489,000        30,000       935,000

Exercise of warrants and options                                  --             --       2,263,000         2,000          --

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                           --             --         188,000          --            --

Conversion of preferred stock into common stock (Note 7)          (120)          --         473,000         1,000      (935,000)

Net loss                                                          --             --            --            --            --

Effect of exchange rate changes                                   --             --            --            --            --

                                                           -----------    -----------   -----------   -----------   -----------

Balance at April 30, 2000                                         --             --      33,413,000        33,000          --

Exercise of warrants and options                                  --             --         106,000          --            --

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                           --             --         235,000         1,000          --

Net loss                                                          --             --            --            --            --

Effect of exchange rate changes                                   --             --            --            --            --
                                                           -----------    -----------   -----------   -----------   -----------

Balance at April 30, 2001                                         --      $      --      33,754,000   $    34,000   $      --
                                                           ===========    ===========   ===========   ===========   ===========

                                                                 Additional       Accumulated        Accumulated          Total
                                                              Paid-in Capital       Deficit         Comprehensive      Shareholders
                                                                  Common                                 Loss              Equity
                                                               -----------        -----------      -----------         -----------
Balance at April 30, 1998                                      $29,556,000       $(18,769,000)     $  (348,000)        $10,468,000

Issuance of preferred stock (Note 7)                                  --                 --               --             2,337,000

Exercise of warrants and options                                    75,000               --               --                75,000

Private placement offering of common stock (Note 7)              1,854,000               --               --             1,854,000

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                            496,000               --               --               496,000

Conversion of preferred stock into common stock (Note 7)         1,401,000               --               --                  --

Net loss                                                              --             (506,000)            --              (506,000)

Effect of exchange rate changes                                       --                 --              5,000               5,000

                                                               -----------        -----------      -----------         -----------

Balance at April 30, 1999                                       33,382,000        (19,275,000)        (343,000)         14,729,000

Exercise of warrants and options                                 7,543,000               --               --             7,545,000

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                            409,000               --               --               409,000

Conversion of preferred stock into common stock (Note 7)           934,000               --               --                  --

Net loss                                                              --           (1,633,000)            --            (1,633,000)

Effect of exchange rate changes                                       --                 --             (5,000)             (5,000)

                                                               -----------        -----------      -----------         -----------

Balance at April 30, 2000                                       42,268,000        (20,908,000)        (348,000)         21,045,000

Exercise of warrants and options                                   325,000               --               --               325,000

Issuance of common stock under Employee Stock
Purchase Plan (Note 10)                                            648,000               --               --               648,000

Net loss                                                              --          (21,145,000)            --           (21,145,000)

Effect of exchange rate changes                                       --                 --             (4,000)             (4,000)
                                                               -----------        -----------      -----------         -----------
Balance at April 30, 2001                                      $43,241,000       $(42,053,000)     $  (352,000)        $   869,000
                                                               ===========       ============      ===========         ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Years Ended April 30,
                                                                               ----------------------------------------------------
                                                                                    1999                2000                2001
                                                                               ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $   (506,000)       $ (1,633,000)       $(21,145,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities--
     Depreciation and amortization                                                2,723,000           3,702,000           5,316,000
     Loss from discontinued operations                                              315,000                --                  --
     Accretion of subsidiary preferred stock                                           --                  --                82,000
     Changes in operating assets and liabilities--
        (Increase) decrease in receivables, net                                  (2,555,000)         (3,188,000)            859,000
        Increase in inventory                                                      (134,000)         (1,877,000)           (144,000)
        Increase in prepaid expenses and other assets                               712,000           1,985,000             821,000
        (Increase) decrease in net assets from discontinued
         operations
                                                                                   (310,000)            447,000                --
        Increase (decrease) in accounts payable, accrued
         liabilities and other
                                                                                  1,627,000            (847,000)          4,441,000
                                                                               ------------        ------------        ------------
        Net cash used in operating activities                                     1,872,000          (1,411,000)         (9,770,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (1,291,000)         (2,256,000)         (2,421,000)
  Investment in software development                                             (2,332,000)         (3,091,000)         (2,371,000)
                                                                               ------------        ------------        ------------
        Net cash used in investing activities                                    (3,623,000)         (5,347,000)         (4,792,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments)  proceeds from short-term borrowings                           (2,136,000)            447,000           4,842,000
   Net payments of  indebtedness                                                 (1,088,000)         (1,388,000)           (778,000)
   Net proceeds from stock issuances                                              4,887,000           7,954,000             973,000
   Net increase in due to related parties                                              --                  --                23,000
   Net proceeds from preferred stock offering of subsidiary                            --            9,593,000                 --
                                                                               ------------        ------------        ------------
   Net cash provided by financing activities                                      1,663,000          16,606,000           5,060,000
                                                                               ------------        ------------        ------------
   Net effect of foreign currency translation adjustment                              5,000              (5,000)             (4,000)
                                                                               ------------        ------------        ------------
           Net (decrease) increase in cash and cash equivalents                     (83,000)          9,843,000          (9,506,000)

CASH  AND CASH EQUIVALENTS at beginning of period
                                                                                    317,000             234,000          10,077,000
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS at end of period                                     $    234,000        $ 10,077,000        $    571,000
                                                                               ============        ============        ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Business and Summary of Significant Accounting Policies:
            -------------------------------------------------------

            Business--

               Datatec Systems,  Inc. (the "Company"),  and its subsidiaries are in the  business of providing  rapid and  accurate  technology deployment  services and licensing  software  tools to support
                  Technology  Providers  and  Enterprises  in  the  delivery  of complex IT solutions.

               During fiscal year 2000, the Company changed the name of its CASI subsidiary to eDeploy.com Inc.,  ("eDeploy.com").  eDeploy.com
                  develops,  markets and manages the  licensing  of its software tools to support  Technology  Providers and Enterprises in the delivery of complex IT  solutions.  The Company also  utilizes these  software  tools in its delivery of complex IT solutions to its customers. (See Note 6).

               Although the Company has sustained  significant  operating losses during  2001,  its 2002  operating  plan  projects  profitable results for the fiscal year. The  achievement of the operating plan depends on the timing of work performed by the Company on existing  projects  and the ability of the Company to gain and perform work on new projects.  Multiple project cancellations, delays  in the  timing of work  performed  by the  Company  on existing  projects or the inability of the Company to gain and perform work on new projects  could have an adverse  impact on the  Company's  ability  to  execute  its  operating  plan and maintain  adequate cash flow.  In the event actual  results do not  approximate the operating  plan,  management  believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions or seeking additional financing.  Considering the Company's  borrowing  facility and
                  based  on  the   achievement   of  the   operating   plan  and
                  management's  actions taken to date,  management believes that the ability to continue to generate sufficient cash to satisfy its operating  requirements  in the normal course of business.
                  However,  no assurance can be given that  sufficient cash will be generated  from  operations.  Management  believes that the
                  Company will have  sufficient  cash resources to continue as a going concern during 2002.

            Basis of Presentation--

               The consolidated financial statements include the accounts of the
                  Company and its  subsidiaries.  All intercompany  accounts and transactions have been eliminated.

              Use of Estimates--

               The preparation of  financial   statements  in  conformity   with
                  accounting  principles generally accepted in the United States requires  management to make  estimates and  assumptions  that affect the  reported  amounts of assets  and  liabilities  and disclosure of contingent assets and

                  liabilities  at the date of the financial  statements  and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               The Company's subsidiary,  eDeploy.com,  may enter  into  certain contracts to sell  software.  Revenue from such  contracts are recognized in accordance  with  Statement of Position  ("SOP")
                  No. 97-2, as amended, "Software Revenue Recognition".  Revenue from license  fees is  recognized  when an agreement  has been signed, delivery of the product has occurred, the fee is fixed or determinable  and  collectibility  is probable.  Revenue is deferred  if the  criteria is not met. If the fee due from the customer is not fixed or  determinable,  revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Maintenance revenues, if applicable, are recognized ratably over the contract period.  The Company also recognizes revenues as an Application  Service Provider (ASP). Under this scenario,  the  Company  does not  license  the  software, but provides  access  to the  software  that is  being  hosted  by
                  eDeploy.com.  For this access, eDeploy.com bills its customers and recognizes this revenue over the period of access.

              Cash and Cash Equivalents--

                  The Company considers cash equivalents to be all highly liquid investments  purchased  with an  original  maturity  of  three months or less.

              Inventory--

               Inventory  is stated at the  lower of cost  (first-in,  first-out basis) or market.

              Property and Equipment, Net--

               Property  and  equipment  are  stated at cost,  less  accumulated depreciation and  amortization.  Depreciation and amortization are  computed  using the  straight-line  and  double-declining balance methods over the estimated useful lives or lease terms of the related assets, whichever is shorter.

              Capitalized Software Development Costs--

               TheCompany  capitalizes  certain computer  software costs,  which include product enhancements,  after technological feasibility
                  has  been   established,   in  accordance  with  Statement  of
                  Financial  Accounting  Standards  ("SFAS") No. 86, "Accounting
                  for the  Costs of  Computer  Software  to be Sold,  Leased  or
                  Otherwise  Marketed".  These  costs  are  amortized  using the greater of the ratio that current gross revenues for a product bear to the total of  current  and  anticipated  future  gross revenues for the product or a maximum of three years using the straight line method beginning when the products are available for general release to customers. Approximately $3,571,000 and
                  $3,459,000 of net  capitalized  software costs are included in
                  other  assets  in  the  accompanying   consolidated  financial
                  statements as of April 30, 2000 and 2001, respectively.  These costs relate to the software  developed  by  eDeploy.com  (See
                  Note 6).  Amortization  expense of capitalized  software costs for the  years  ended  April  30,  1999,  2000  and  2001  was
                  $133,000, $577,000 and $1,544,000, respectively.

            Long-Lived Assets--

               SFAS No.  121,  "Accounting  for  the  Impairment  of  Long-Lived
                  Assets"  requires,  among other things,  that an entity review its  long-lived  assets and certain  related  intangibles  for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The amount of impairment  of goodwill  would be determined as part of the long-lived asset grouping being  evaluated.  Due to the substantial  losses incurred in 2001, the Company has assessed its  long-lived  assets  for  impairment.  Based on  estimated undiscounted cash flows, the Company believes that there is no impairment of its long-lived assets as of April 30, 2001.

              Income Taxes--

                The Company  accounts for income taxes in  accordance  with SFAS
                  No. 109  "Accounting for Income Taxes".  Certain  transactions are recorded in the accounts in a period  different  from that in which  these  transactions  are  reported  for  income  tax purposes.  These  transactions,  as  well as  other  temporary differences  between the basis in assets and  liabilities  for
                  financial  reporting  and  income  tax  purposes,   result  in
                  deferred income taxes.

              Foreign Currency Translation--

               Thelocal  currency of the  Company's  foreign  subsidiary  is its functional  currency.  Assets and liabilities of the Company's foreign  subsidiary  are translated  into U.S.  dollars at the current  exchange rate.  Statement of operations  accounts are translated at the average rate of exchange  prevailing  during the  year.  Translation  adjustments  arising  from the use of differing exchange rates from period to period are included as a component  of  accumulated  comprehensive  loss  included in shareholders' equity.

              Stock Based Compensation--

               SFAS No. 123,  "Accounting for Stock-Based  Compensation"  ("SFAS
                  123") requires that an entity account for employee stock-based compensation  under a fair value based method.  However,  SFAS
                  123 also allows an entity to continue to measure  compensation cost for employee stock-based compensation  arrangements using the intrinsic  value based method of accounting  prescribed by
                  Accounting   Principle   Bulletin   ("APB")  Opinion  No.  25,
                  "Accounting  for

                  Stock Issued to Employees".  The Company  continues to account for  employee  stock-based  compensation  using the  intrinsic
                  value  based   method  and  is  required  to  make  pro  forma
                  disclosures  of net loss and  losses  per share as if the fair value  based  method  of  accounting  under  SFAS 123 had been applied (see Note 10).

              Internal Use Software--

                Inaccordance  with SOP No.  98-1,  "Accounting  for the Costs of
                  Computer Software Developed or Obtained for Internal Use," the
                  Company   capitalizes   certain  costs  of  computer  software
                  developed or obtained for internal use. During the years ended
                  April 30, 2000 and 2001, approximately $1,240,000 and $837,000 of costs were  capitalized and are included in other assets in the  accompanying  consolidated  balance  sheets.  These costs relate to the design and installation of internal use software developed  for the Company's job costing and other systems and will be  amortized  over a period not to exceed  three  years.
                  Approximately  $29,000,  $351,000 and $676,000 of amortization expense was  incurred  during the years ended April 30,  1999,
                  2000 and 2001,  respectively.  The Company has expensed  costs
                  incurred  during  the  preliminary  and  post   implementation
                  phases.

               Comprehensive Loss--

               SFAS  No.  130  "Reporting  Comprehensive  Income",   establishes
                  standards for reporting and displaying of comprehensive income and its components (revenue,  expenses, gains and losses) in a
                  full  set  of  general-purpose   financial   statements.   The
                  components of other  comprehensive  loss consists primarily of foreign currency translation adjustments.

            Recently Announced Accounting Pronouncement--

               On June 30, 2001, the Financial Accounting Standards Board issued
                  SFAS No. 141  "Business  Combinations"  and SFAS 142 "Goodwill
                  and Other Intangible Assets,"  collectively ("the Standards").
                  The  Standards  require all  business  combinations  initiated after June 30,  2001 to be  accounted  for using the  purchase method of  accounting,  that goodwill is no longer  subject to amortization and that other identifiable intangibles are to be separated and amortized over their useful lives. Goodwill must be assessed once a year for impairment, and more frequently if circumstances  indicate a possible impairment.  The Company is required to adopt these provisions on May 1, 2002; however, it has the  option to adopt the  Standards  on May 1,  2001.  The
                  Company  has  not  decided  on  whether  to  early  adopt  the
                  Standards.  The Company is unable to  determine  the effect of
                  the   financial   impact,   if  any,   that  may  result  from
                  implementation of the Standards.

(2)         Net Loss Per Share:
            ------------------

               SFAS No. 128,  "Earnings Per Share" requires the  presentation of basic  earnings per share ("Basic  EPS") and diluted  earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income  available  to  common  shareholders  by  the  weighted average  number of shares of common stock  outstanding  during the period.  Diluted  EPS is  calculated  by

                  dividing  income  available  to  common  shareholders  by  the weighted  average number of common shares  outstanding for the period, adjusted to reflect potentially dilutive securities.

               In accordance with SFAS No. 128, the following  table  reconciles net loss and per share  amounts  used to  calculate  basic and diluted earnings per share:

                                                                              For the Years Ended April 30,
                                                              -----------------------------------------------------------
                                                                   1999                   2000                   2001
                                                              --------------          -----------          --------------
      Numerator:

Loss from continuing operations                                    $(191,000)         $(1,633,000)           $(21,145,000)

Discontinued operations                                             (315,000)                --                      --

Net loss                                                            (506,000)         $(1,633,000)            (21,145,000)
                                                              ==============          ===========          ==============

Denominator:
  Weighted average number of common
     Shares outstanding - Basic and Diluted                       29,517,000           31,541,000              33,608,000
                                                              ==============          ===========          ==============

Loss per share - Basic and Diluted:
  Loss from continuing operations                                     ($.01)                ($.05)                  ($.63)
  Loss from discontinued operations                                    (.01)                 --                      --
                                                              --------------          -----------          --------------

  Net loss per share                                                  ($.02)                ($.05)                  ($.63)
                                                              ==============          ===========          ==============

                In 1999, 2000 and 2001,  approximately  6,360,247,  4,141,238 and
                  5,335,991,  respectively,  of outstanding options and warrants have been  excluded  from the  computation  of diluted  EPS as their  inclusion  would  have  been  anti-dilutive  for  those periods.

(3)         Receivables:
            ------------

                                                                                                          April 30,
                  Receivables consist of the following --                                --------------------------------------
                                                                                              2000                         2001
                                                                                              ----                         ----

Billed accounts receivable, including unbilled amounts under
                short-term completed work orders                                           $ 16,142,000             $ 16,358,000
Revenues in excess of amounts billed under percentage of
                completion accounting
                                                                                              7,943,000                7,204,000
Allowance for doubtful accounts                                                                (236,000)                (572,000)
                                                                                           ------------             ------------
           Receivables, net                                                                $ 23,849,000             $ 22,990,000
                                                                                           ============             ============

(4)         Property and equipment:
            ----------------------
               The following is a summary of property and equipment--
                                                                                                          April 30,
                                                                                            -------------------------------------
                                                                                               2000                       2001
                                                                                            -----------              -----------
Equipment                                                                                   $ 2,821,000              $ 3,543,000
Computer equipment                                                                            6,830,000                8,064,000
Furniture, fixtures and leasehold improvements                                                4,649,000                5,113,000
                                                                                            -----------              -----------
                                                                                             14,300,000               16,720,000
Less--Accumulated depreciation and amortization                                               9,131,000               11,670,000
                                                                                            -----------              -----------
Property and equipment, net                                                                 $ 5,169,000              $ 5,050,000
                                                                                            ===========              ===========

              The estimated useful lives of these assets are:
                                                                                Expected Useful Lives
                                                                                ---------------------
            Equipment                                                               2 to 5 years
            Computer Equipment                                                      3 to 5 years
            Furniture, Fixtures and Leasehold Improvements                          5 to 7 years

(5)         Short-term Borrowings:
            ---------------------

               In November  2000,  the Company  replaced its current  lender and entered into a credit line with IBM Credit Corporation.  Under the  credit  line,  the  Company  has a  revolving  loan  that provides  for  maximum  borrowings  of  $16,000,000  which was increased  from  $14,000,000  on July 25,  2001.  Availability under the  revolving  loan is  calculated as the sum of 85% of eligible accounts  receivable,  as defined, and 35% and 25% of
                  cable  and  non-cable  eligible  inventory  respectively,   as
                  defined. $10,912,000 was outstanding as of April 30, 2001. The amount of additional  available  borrowings,  as defined,  was
                  $175,000 as of April 30,  2001.  The  revolving  loan  accrues interest  at the prime rate plus 3.00% and matures in November
                  2003.  The credit  line  includes  covenants  under  which the
                  Company was in violation.  IBM Credit  Corporation  has waived the covenant violations.

               The Company  has  a   $3,000,000   term  loan  with  IBM   Credit
                  Corporation  that  is due in  November  2003.  The  term  loan accrues  interest  at the prime rate plus 3.50% and is payable in monthly  installments of principal and interest of $97,154.
                  As the  Company  intends  to repay the term loan in 2002,  the term loan has been classified as a current liability.

(6)          eDeploy.com, Inc.:
             ------------------

               In April 2000,  eDeploy.com  entered  into a Series  A  Preferred
                 Stock  Purchase   Agreement,   an  Investors  Rights  Agreement
                 (collectively,  the  "Agreements")  and a Software Tool License
                 and Development  Agreement ("License") with Cisco Systems, Inc.
                 ("Cisco"). Under the Agreements, Cisco purchased 100,000 shares
                 of  eDeploy.com  Series  A  Mandatory  Redeemable   Convertible
                 Preferred  Stock   ("Preferred   Stock")  for  $100  per  share
                 ("Original  Issue  Price"),  which amount has been  recorded as minority  interest  in the  accompanying  consolidated  balance sheets.  Dividends are payable  quarterly at the rate of 6% and the Preferred  Stock has a liquidation  preference in an amount equal to the Original  Issuance Price per share.  The holder of the Preferred Stock may require  eDeploy.com to redeem all or a portion of the Preferred Stock at the Original  Issuance Price,
                 plus any  accrued  but  unpaid  dividends,  at any time after 5 years from the date of issuance.  The Preferred Stock dividends and accretion of the  Preferred  Stock are recorded as minority
                 interest  in  the  accompanying   consolidated   statements  of
                 operations.

               In the event of a Buy-Out  Event, as defined,  eDeploy.com  shall redeem each share of Preferred Stock for consideration equal to the Buy-Out  Redemption  Price,  as defined.  In the event of a
                 Qualified   IPO,  each  share  of  Preferred   Stock  shall  be
                 automatically converted into a number of shares of common stock of  eDeploy.com  equal to the Original  Issue  Price,  plus all accrued but unpaid  dividends,  divided by a price ranging from
                 60% to 80% of the Qualified IPO

                 Price, as defined. Also in April 2000, the Company entered into the Exchange  Agreement with Cisco,  pursuant to which,  in the event of a Parent Buy-Out  Event,  as defined each share of the
                 Preferred Stock will be  automatically  exchanged for shares of the Company's  common stock determined by dividing the Original
                 Issue Price plus accrued but unpaid  dividends by the lesser of
                 $8.00,  subject to adjustment as defined, or the Parent Buy-Out
                 Consideration, as defined.

               The License  requires a license fee of  $1,000,000  to be paid in accordance with the completion of specified events, as defined, and provides for specified  offsetting re-bills and credits, as
                 defined.    eDeploy.com   will   grant   Cisco   a   perpetual,
                 non-exclusive,  non-transferable,  worldwide  license  for  the permitted purpose, as defined. As of April 30, 2001, no portion of the license fee has been recognized.

(7)         Shareholders' Equity:
            ---------------------

            Preferred Stock--

               In May 1998, the Company issued 300 shares of Series E Cumulative
                  Convertible  Preferred  Stock.  The  net  proceeds  from  this issuance were approximately $2,300,000. In connection with the transaction,  the Company issued warrants to purchase  165,000 shares  of  common  stock at $6.29.

               During  fiscal  1999,  180  shares  of the  Series  E  Cumulative
                  Convertible Preferred Stock were converted into 718,860 shares of common  stock.  During the year ended April 30,  2000,  the remaining  120  shares  of  Series  E  Cumulative  Convertible
                  Preferred  Stock were  converted into 473,124 shares of common stock.

            Common Stock--

               In February 1999, the Company, through a private placement equity offering,  issued  533,334  shares  of  common  stock  for net proceeds of approximately $1,854,000.

            Warrants--

               The following table is a summary and status of warrants issued by the Company:

                                                          Outstanding Warrants
                                                    ----------------------------------
                                                      Number          Weighted Average
                                                    of Warrants         Exercise Price
                                                    -----------       -----------------

April 30, 1998                                       1,434,860             $   5.06
Grants                                                 165,000             $   6.29
Cancellations                                          (12,360)            $   3.75
                                                    ----------             ---------

April 30, 1999                                       1,587,500             $   5.20
Exercises                                             (695,000)            $   4.97
Cancellations                                         (202,500)            $   4.99
                                                    ----------             ---------

April 30, 2000                                         690,000             $   5.50
Cancellations                                          (90,000)            $   6.29
                                                    ----------             ---------

April 30, 2001                                         600,000             $   5.38
                                                    ==========             =========

                                                                                         Outstanding Warrants
                                                                      -----------------------------------------------
                                                                       Weighted Average
        Range of                   Number             Warrants          Contractual Life          Weighted Average
    Exercise Prices             of Warrants          Exercisable          (in years)               Exercise Price
-----------------------    ------------------      --------------     ---------------------     ---------------------
     $5.00 - $5.99                   525,000             525,000             1.79                      $5.25
         >$5.99                       75,000              75,000             1.91                      $6.29
                           ------------------      --------------                                --------------------
         Total                       600,000             600,000                                       $5.38
                           ==================      ==============                                ====================
(8)         Income Taxes:
            ------------

               The following are the major components of the provision (benefit) for income taxes as of April 30, -

                                                             1999                   2000                 2001
                                                       ---------------       -----------------     ----------------
               Current-
                 Federal                                    $(65,000)              $(555,000)               $   --
                 State                                       (12,000)                (98,000)                   --
                                                       ---------------       -----------------     ----------------
                                                             (77,000)               (653,000)                   --
                                                       ---------------       -----------------     ----------------
               Deferred-
                 Federal                                       65,000                 555,000                   --
                 State                                         12,000                  98,000              400,000
                                                       ---------------       -----------------     ----------------
                                                               77,000                 653,000              400,000
                                                       ---------------       -----------------     ----------------
               Total provision                                 $   --                 $    --            $ 400,000
                                                       ===============       =================     ================

               The following indicates the significant elements  contributing to the difference between the U.S. Federal statutory tax rate and the  Company's  effective  tax rate for the years ending April
                  30,

                                       36

                                                               1999               2000               2001
                                                           --------------     --------------     --------------
               US Federal Statutory tax rate
                                                              (34.0%)            (34.0%)            (34.0%)
               State and foreign income taxes
                                                              (6.0%)             (6.0)%             (6.0%)
               Valuation reserve on deferred tax asset
                                                               40.0%              40.0%              40.0%
                                                           --------------     --------------     --------------

               Effective tax rate                               --                 --                 --
                                                           ==============     ==============     ==============

                Deferred   income   taxes  result   primarily   from   temporary
                   differences  in the  recognition  of  expenses  for  tax  and financial reporting purposes. Deferred income taxes consisted of the following:

                                                                          2000                        2001
                                                                  ---------------------       ----------------------
               Net operating loss carryforwards                            $ 8,181,000                  $15,151,000
               Depreciation                                                  (747,000)                    (864,000)
               Allowance for doubtful accounts                                  80,000                      138,000
               Other                                                           186,000                      287,000
                                                                  ---------------------       ----------------------
                                                                             7,700,000                   14,712,000
               Valuation Allowance                                         (7,300,000)                 (14,712,000)
                                                                  ---------------------       ----------------------
               Net deferred tax asset                                       $  400,000                     $     --
                                                                  =====================       ======================

               The net deferred  tax asset  related  to the  Company's  expected
                  ability  to  utilize   certain   state  net   operating   loss
                  carryforwards. During fiscal 2001, the Company determined that it was not likely it would  realize  these state net operating loss  carryforwards,  and as such,  has  provided a  valuation allowance. As of April 30, 2001, the Company has approximately
                  $31,000,000 of net operating loss carryforwards,  which may be used to  offset  future  Federal  taxable  income.  These  net operating loss carryforwards expire through 2020.

               There are no undistributed earnings in the Company's foreign subsidiaries.

(9)         Related Party Transactions:
            --------------------------

               The Company owes  a  former  executive  officer  $1,414,000.  The original note bore  interest at a rate of 12.5%.  On April 15,
                  2001, the note was restated with a maturity  date of April 15,
                  2004, bearing  an  interest   rate  of  17.5%.   The  note  is
                  subordinated  by the  Company's  primary  lender.  The Company continues  to pay  interest  on the note.  The  above  note is included  in  due  to  related  parties  in  the  accompanying consolidated balance sheets.

(10)        Incentive Plans:
            ----------------

               At April 30, 2001, the Company had several stock-based  incentive plans,  including an employee stock  purchase plan,  which are described  below.  The Company  applies APB Opinion No. 25 for
                  its  plans.   Accordingly,   no  compensation  cost  has  been
                  recognized   for  the   stock-based   incentive   plans.   Had
                  compensation  cost for the  Company's  stock-based  plans been determined  at the fair  value at the grant  dates for  awards under the plans,  consistent  with SFAS 123, the Company's net loss and net loss per share would have been, as follows:

                                       37

                                                                       1999                  2000                 2001
                                                                     ---------           -----------          ------------

           Net loss:
                As reported                                          $(506,000)          $(1,633,000)         $(21,145,000)
                Pro Forma                                           (1,724,000)           (2,635,000)          (22,714,000)

           Net loss per share - Basic and Diluted:
                As reported                                             $ (.02)               $ (.05)               $ (.63)
                Pro Forma                                               $ (.06)               $ (.08)               $ (.68)

               The per  share  weighted-average  fair  value  of  stock  options granted during 1999,  2000 and 2001 was $1.56,  $1.38 and $2.61 respectively,  on the date of grant  using  the  Black  Scholes option-pricing model with the following  assumptions:  expected life for options of 5 years for all periods,  expected dividend yield 0% in all periods, risk free interest rate of 6% in 1999,
                 8.5% in 2000 and 7.5% in 2001 and  volatility  of 75% for 1999,
                 75% for 2000 and 133% for 2001.

            Common Stock Options--

               The 1990 Stock Option Plan (the "1990  Plan") provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair  market  value of such shares on the grant date.  The exercise  price of any options  granted to a person owning  more  than  10% of the  combined  voting  power of all classes of stock of the Company ("10% shareholder"),  shall be at least equal to 110% of the fair  market  value of the share on the grant date.  The options are granted for no more than a
                  10-year  term (5 years for 10%  shareholders)  and the vesting period's range from 2 to 4 years. As of April 30, 2001, 11,617 shares  remain  reserved  for future  issuance  under the 1990
                  Plan.

               During  January  1992,  the Company  granted  options to purchase
                  1,386,742  shares of its common stock, at an exercise price of
                  $.005 per share.  The  options  may be  exercised  at any time prior to January  1, 2002.  Options  for  1,016,332  shares of common  stock have been  exercised  as of April 30,  2001.  In
                  April 1993, the Company granted options, which expire in April
                  2003,  to  purchase  109,755  shares  of  common  stock  to  a consultant/advisor  to the  Company  at an  exercise  price of
                  $.005 per  share.  As of April 30,  2001,  all  options to the consultant/advisor have been exercised.

               The 1993 Consultant  Stock Option Plan (the "1993 Plan") provides for  grants of  30,000  shares  of  common  stock to  selected persons who provide  consulting  and advisory  services to the
                  Company at a price at least  equal to 100% of the fair  market value of such shares on the grant date,  as  determined by the
                  Board of Directors.  The exercise price of any options granted to a person owning more than 10% of the combined  voting power of all  classes of stock of the Company  ("10%  shareholder"), shall be at least  equal to 110% of the fair  market  value of such shares on the grant date.  The options are granted for no more than a 10-year  term (5 years for 10%  shareholders)  and the Board of Directors  determines the vesting

                  periods.  As of April 30, 2001,  4,000 shares remain  reserved for future issuance under the 1993 Plan.

               The 1995 Directors  Stock  Option  Plan  (the  "Directors  Plan")
                  provides  for grants of 500,000  shares of Common  Stock.  All members of the Board of Directors who are not employees of the
                  Company ("Eligible  Directors") are eligible to receive grants of  options.  Each  Eligible  Director is granted an option to purchase  24,000  shares  of  Common  Stock  on the  date  the
                  Eligible  Director is elected to the Board of  Directors,  and will be granted  another  option to purchase  24,000 shares of
                  Common  Stock  annually  thereafter  so long as he  remains an
                  Eligible Director. Generally, each option vests ratably over a three-year period provided such individual  continues to serve as  Director  of the  Company.  As of April 30,  2001,  92,000
                  shares remain reserved for future issuance under the Directors
                  Plan.

               The 1996 Employee  and  Consultant  Stock  Option Plan (the "1996
                  Plan") provides for grants of 2,000,000 shares of common stock to employees  and  consultants  to purchase  common stock at a price equal to 100% of the fair market value of such shares on the grant  date.  The  options  are granted for no more than a
                  10-year term and the vesting the Board of Directors determines periods.  As of April 30, 2001, 101,446 shares remain reserved for future issuance under the 1996 Plan.

                The Senior  Executive Stock Option Plan (the  "Executive  Plan")
                  provides  for  grants of  560,000  shares  of common  stock to senior  executive  officers of the Company at exercise  prices and vesting periods as determined by the Board of Directors at the time of grant. As of April 30, 2001, 200,000 shares remain reserved for future issuance under the Executive Plan.

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
                  470,422 shares of common stock.  As of April 30, 2001,  47,508
                  shares  remain   reserved  for  future   issuance   under  the
                  Conversion Plan.

               The 2000 Stock Option Plan (the "2000  Plan") provides for grants of 3,000,000  shares of common stock to employees,  directors, consultants  and advisors at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted  for no more  than a 10 year  term  and the  Board  of
                  Directors  determines  the  vesting  periods.  As of April 30,
                  2001, 1,329,690 shares remain reserved for future issuance.

Summary of the status of stock option activity follows:

                                                                Outstanding Options
                                                                -------------------

                                            Shares Available          Number         Weighted Average
                                            ----------------          ------         ----------------
                                            for Future Grants       Of Shares         Exercise Price
                                            -----------------       ---------         --------------

Balance as of April 30, 1998                   1,103,128             4,357,651               $3.41
Grants                                          (560,188)              560,188               $2.53
Exercises                                             --              (38,874)               $2.29
Cancellations                                    106,218             (106,218)               $3.56

                                            --------------       --------------      --------------

Balance as of April 30, 1999                      649,158            4,772,747               $3.36
Grants                                           (504,737)             504,737               $2.88
Exercises                                              --          (1,572,877)               $2.75
Cancellations                                     253,369            (253,369)               $3.16
2000 Stock Option Plan                          3,000,000

                                            --------------       --------------      --------------

Balance as of April 30, 2000                    3,397,790            3,451,238               $3.59
Grants                                         (1,750,751)           1,750,071               $3.40
Exercises                                              --            (106,316)               $3.07
Cancellations                                     359,002            (359,002)               $3.56

                                           ---------------       --------------      --------------

Balance as of April 30, 2001                    2,006,041            4,735,991               $3.55

Options exercisable at April 30, 2001                                3,559,460               $3.55
                                                                 ==============      ==============

                                                                                  Outstanding Options
                                                                ------------------------------------------------------
                                                                    Weighted Average
Range of Exercise Prices                     Number                  Contractual Life        Weighted Average Exercise
                                           of Shares                     (in years)                     Price
----------------------------     --------------------------     -------------------------    -------------------------
      $.005 - $0.99                         370,411                       1.67                         $0.01
      $1.00 - $1.99                         391,101                       6.83                         $1.33
      $2.00 - $2.99                         706,143                       6.90                         $2.63
      $3.00 - $3.99                       1,534,057                       8.24                         $3.17
      $4.00 - $4.99                       1,105,762                       4.58                         $4.03
         >$4.99                             628,517                       4.43                         $8.16
                                 --------------------------                                  -------------------------
          Total                           4,735,991                                                    $3.55
                                 ==========================                                  =========================

                                                                                        Exercisable Options
                                                    Exercisable Options                   Weighted Average
                  Range of Exercise Prices            Number of Shares                     Exercise Price
                        $.005 - $0.99                         370,411                           $0.01
                        $1.00 - $1.99                         226,100                           $1.22
                        $2.00 - $2.99                         534,425                           $2.64
                        $3.00 - $3.99                         901,245                           $3.23
                        $4.00 - $4.99                       1,073,762                           $4.03
                           >$4.99                             453,517                           $8.17
                                                   -------------------            -----------------------------------
                            Total                           3,559,460                           $3.55
                                                   ===================            ===================================

            Employee Stock Purchase Plan--

               During fiscal 1999,  the Company  implemented  an employee  stock purchase plan (the "stock plan") whereby  eligible  employees, as defined,  may purchase shares of the Company's common stock at a price  equal to 85% of the  lower of the  closing  market price on the first or last  trading  day of the  stock  plan's quarter.  A total of 750,000  shares of common stock have been reserved for issuance  under the plan.  During the years ended
                  April 30, 1999,  2000 and 2001,  the Company  issued  190,000,
                  188,000 and 229,000  shares  respectively,  of common stock to participants of the stock plan.

            Retirement Plan--

               The Company has a 401(k) Saving Plan (the "Plan")  which  permits employees to  contribute  if they are at least 21 years of age and have been a  full-time  employee  of the  Company  for six months.  The Plan  requires  a minimum  contribution  of 1% of gross  earnings  and no more than 15% of gross  earnings up to the maximum allowed under the Internal Revenue Service Code.

(11)        Commitments and Contingencies:
            ------------------------------

               The Company  leases   offices  and   staging  and   configuration
                  facilities  throughout  the  United  States  and  Canada.  The minimum annual rentals for future years are as follows:

                          Twelve Month Period                                                         Amount
                            Ending April 30,
            ------------------------------------------------- -----------------------------------------------

                                  2002                                                            $1,942,000
                                  2003                                                             1,567,000
                                  2004                                                             1,007,000
                                  2005                                                               891,000
                                  2006                                                               780,000
                               Thereafter                                                          4,906,000

               Rent expense was  $1,863,000,  $2,207,000  and $2,367,000 for the years ended April 30, 1999, 2000 and 2001, respectively.

               The Company  has lease  commitments  for its  fleet of  vehicles.
                  These  leases  generally  range  from two to three  years.  In addition,  the Company from time to time will rent vehicles as a  supplement  to its  fleet.  The  expense  related  to these vehicles was  $2,869,000,  $2,497,000  and  $2,634,000 for the
                  years  ended  April 30,  1999,  2000 and  2001,  respectively.
                  Future  commitments are not reflected in the amounts above but are expected to approximate the 2001 expense.

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

(12)        Segment Information:

                     -----------------------------------------------------------------------------------------------------------
                                            1999                                                 2000
                                            ----                                                 ----

                     Deployment     e-Deploy   Eliminations Consolidated  Deployment     e-Deploy     Eliminations  Consolidated
                     -----------    --------   ------------ ------------  -----------    --------     ------------  ------------
                       Services                                            Services
                       --------                                            --------

Revenues             $93,751,000         $---          $--- $93,751,000   $94,051,000   $1,097,000           $--- $95,148,000
                     ------------        -----         ---- ------------  ------------  -----------          ---- ------------

Gross Profit           32,758,000          ---          ---   32,758,000    33,670,000    1,097,000           ---   34,767,000

SG&A Expenses         29,846,000    1,250,000           ---  31,096,000    31,669,000    3,051,000            ---  34,720,000
                      -----------   ----------          ---  -----------   -----------   ----------           ---  -----------
Operating Income       2,912,000   (1,250,000)          ---   1,662,000     2,001,000   (1,954,000)           ---      47,000
                       ----------  -----------          ---   ----------    ----------  -----------           ---      -------
(Loss)

Minority Interest             ---          ---          ---          ---           ---          ---           ---          ---
                              ---          ---          ---          ---           ---          ---           ---          ---

Income (Loss) from      1,813,000  (2,004,000)          ---    (191,000)     1,504,000  (3,137,000)            --  (1,633,000)
Continuing Ops

Loss from               (315,000)          ---          ---    (315,000)           ---          ---           ---          ---
                        ---------          ---          ---    ---------           ---          ---           ---          ---
Discontinued Ops

Income (Loss)           1,498,000  (2,004,000)          ---    (506,000)     1,504,000  (3,137,000)           ---  (1,633,000)

Net Income (Loss)      $1,498,000 $(2,004,000)         $---   $(506,000)   $1,504,000  $(3,137,000)          $--- $(1,633,000)
                      =========== ============        =====   ==========   =========== ============          ==== ============
                      --------------------------------------------------------------------------------------------------------

                    -----------------------------------------------------
                                           2001
                                           ----
                      Deployment   e-Deploy   Eliminations  Consolidated
                      -----------  --------   ------------  ------------
                       Services
                       --------

Revenues            $92,362,000   $2,455,000     $(532,000) $94,285,000
                    ------------  -----------    ---------- -----------

Gross Profit          26,898,000      911,000           ---  27,809,000

SG&A Expenses     37,248,000    8,909,000           ---  46,157,000
                     -----------   ----------           ---  ----------
Operating Income    (10,350,000)  (7,998,000)           --- (18,348,000)
                    ------------  -----------           --- ------------
(Loss)

Minority Interest            ---          ---       682,000     682,000
                             ---          ---      --------     -------

Income (Loss) from  (11,375,000)  (9,170,000)        82,000 (21,145,000)
Continuing Ops

Loss from                    ---          ---            --           --
                             ---          ---            --           --
Discontinued Ops

Income (Loss)       (11,375,000)  (9,170,000)        82,000 (21,145,000)

Net Income (Loss)  $(11,375,000) $(9,170,000)    $(600,000) $(21,145,000)
                   ============= ============    ========== =============
                    -----------------------------------------------------

                     ----------------------------------------------------------------------------------------------------------
                                            1999                                                 2000

                     Deployment     e-Deploy     Eliminations Consolidated Deployment     e-Deploy    Eliminations Consolidated
                     -----------    --------     ------------ ------------ -----------    --------    ------------ ------------
                       Services                                             Services
                       --------                                             --------

Identifiable Assets   $34,545,000   $6,058,000         $--- $40,603,000   $38,084,000   $16,978,000         $---   $55,062,000

Depreciation &     $2,016,000     $107,000         $---  $2,123,000    $2,205,000      $132,000         $---    $2,337,000
Amortization of
Identifiable Assets

Amortization of           $29,000     $134,000         $---    $163,000      $351,000      $577,000         $---      $928,000
Software
Development Costs

Amortization of              $---     $437,000         $---    $437,000          $---      $437,000         $---      $437,000
Goodwill

Capital Expenditures   $1,254,000      $37,000         $---  $1,291,000    $2,032,000      $224,000         $---    $2,256,000
                     ----------------------------------------------------------------------------------------------------------

                     ------------------------------------------------------
                                             2001

                        Deployment     e-Deploy   Eliminations  Consolidated
                        -----------    --------   ------------  ------------
                         Services
                         --------

Identifiable Assets    $35,366,000   $8,130,000          $---  $43,496,000

Depreciation &      $2,310,000     $229,000          $---   $2,539,000
Amortization of
Identifiable Assets

Amortization of           $780,000   $1,544,000          $---   $2,324,000
Software
Development Costs

Amortization of               $---     $437,000          $---     $437,000
Goodwill

Capital Expenditures    $1,544,000     $877,000          $---   $2,421,000
                     ------------------------------------------------------

(13)        Concentrations of Credit Risk:
            -----------------------------

                The Company's  financial  instruments subject to credit risk are primarily trade accounts  receivable.  Generally,  the Company does not  require  collateral  or other  security  to  support
                  customer  receivables.   At  April  30,  2000  and  2001,  the
                  Company's  customers  were  primarily  within the  continental
                  United States and Canada. Customers representing approximately
                  41.0% of the Company's net sales are in the retail industry.

               For the year ended April 30, 2001, two  customers  accounted  for
                  27% and 21% of  revenues,  respectively.  For the  year  ended
                  April 30, 2000,  one customer  accounted  for 19% of revenues.
                  For the year ended April 30, 1999, one customer  accounted for
                  19% of revenues.

(14)        Shareholder Rights Plan:
            ------------------------

               On January 30, 1998, the Board of Directors adopted a shareholder rights plan (the "rights  plan").  Under the rights plan, each shareholder  on  record  as of on March 9,  1998,  received  a dividend  of one  right for each  outstanding  share of Common
                  Stock.  The rights are attached to, and  presently  only trade with,  the Common  Stock and  currently  are not  exercisable.
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

               The rights become  exercisable and will begin to trade separately from the Common  Stock upon the  earlier of (i) the first date of  public  announcement  that a person or group  (other  than certain  exempted  shareholders  as  described  in the  Rights
                  Agreement) has acquired beneficial ownership of 15% or more of
                  the  outstanding   Common  Stock  or  (ii)  10  business  days
                  following   a  person's   or  group's   commencement   of,  or
                  announcement  of,  and  intention  to  commence  a  tender  or exchange  offer,  the  consummation  of which would  result in beneficial  ownership of 15% or more of the Common Stock.  The rights will entitle  holders (other than an Acquiring  Person, as defined) to purchase  Company  Common Stock having a market value  (immediately  prior to such  acquisition)  of twice the exercise  price  of the  right.  If the  Company  is  acquired through a merger  or other  business  combination  transaction after a person or group has become an Acquiring  Person,  each right will  entitle  the holder to  purchase  $80 worth of the surviving  Company's  Common Stock for $40, at a 50% discount.
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

                  Preferred  Stock will be entitled to one hundred  votes on all
                  matters   submitted  for  stockholder   vote.  The  shares  of
                  Participating  Preferred  Stock  are  not  redeemable  by  the
                  Company  nor  convertible  into  Common  Stock  or  any  other security of the Company.

(15)        Supplemental Disclosures of Cash Flow Information:
            --------------------------------------------------

               Cash paid during the year for:

                                                                       1999                  2000                 2001
                                                                   -----------------      ----------------      ----------------
                                     Interest                           $ 1,536,000           $ 1,489,000           $ 1,495,000
                                     Income taxes                         $  31,000             $  36,000             $ 149,000

(16)        Discontinued Operations:
            ------------------------

               Prior  to  fiscal  1997,   the  Company  had  primarily   been  a
                  distributor of data  communications  equipment.  In June 1997, the Company,  with the  concurrence of its Board of Directors, discontinued its data  communications  equipment  distribution business.  Accordingly,  as of April  30,  1998,  the  Company
                  reflected  this  business as a  discontinued  operation in the
                  accompanying   consolidated  statements  of  operations.   The
                  winding down of the business was effectively  completed during fiscal 1999.

(17)        Selected Quarterly Financial Data (Unaudited):
            --------------------------------------------

            A summary of  quarterly  financial  information  for fiscal 2000 and
2001 is as follows (in 000's, except per share data):
                                                                      First          Second             Third             Fourth
                                                                      -----          -------            -----             ------
                                                                     Quarter         Quarter           Quarter            Quarter
                                                                     -------         -------           -------            -------

            2000:
            Revenues .........................................     $ 25,556           $ 25,503          $ 21,363         $ 22,726
            Gross Profit .....................................        9,742              9,757             7,664            7,818
            Net income .......................................          844                823            (1,031)          (2,277)
            Basic and diluted earnings per share .............         0.03               0.03             (0.03)           (0.07)

            2001:
            Revenues .........................................     $ 24,663           $ 32,696          $ 21,279         $ 15,647
            Gross Profit .....................................        9,469             11,991             3,546            2,804
            Net income .......................................         (924)               723           (10,051)         (10,893)
            Basic and diluted earnings per share .............        (0.03)              0.02             (0.30)           (0.32)

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, Valuation and Qualifying Accounts

                                                       Balance,
                                                     beginning of          Charges to cost                         Balance, end of
                                                        period              and expenses      Deductions (a)           period
                                                        ------              ------------      --------------           ------

Year ended April 30, 2001                               $ 236,000           $ 746,000           $(410,000)           $ 572,000
Allowance for doubtful accounts

Year ended April 30, 2000
Allowance for doubtful accounts                         $ 326,000                --             $ (90,000)           $ 236,000

Year ended April 30, 1999
Allowance for doubtful accounts                         $ 305,000           $  57,000           $ (36,000)           $ 326,000
                                                                                                                     .........

(a) Represents write-off of uncollectable accounts

Item 9.       Changes in and Disagreements with Accountants on Accounting and
              ---------------------------------------------------------------
              Financial Disclosure
              --------------------

              None.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of Registrant
            ----------------------------------------------

            The directors and executive officers of the Company,  their ages and present positions with the Company are as follows:

Name                          Age            Position with the Company
----                          ---            -------------------------
Isaac J. Gaon                 52             Chairman of the Board and Chief Executive Officer
Ron Marino                    37             Chief Financial Officer, Secretary and Treasurer
Raymond R. Koch               56             Chief Operating Officer
David M. Milch                46             Executive Director - Office of the Chairman and Director
William J. Adams, Jr.         52             Director
Frank P. Brosens              44             Director
Robert H. Friedman            48             Director
Walter Grossman               57             Director
Mark L. Berenblut             45             Director

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

            Ron Marino,  Chief Financial Officer,  Secretary and Treasurer since
December  2000,   recently  headed  the  financial   organization  at  Omnipoint
Communications  prior  to its  acquisition  by  VoiceStream  Wireless,  where he reported directly to the President. He has over 15 years of financial experience in the  telecommunications  and  technology  industries,  including two years at
AT&T  and six  years at NYNEX  Mobile  Communications.  A  Certified  Public
Accountant,  Mr.  Marino  holds a  Bachelor's  Degree in Business  and an MBA in
Corporate Financial Management.

            Raymond R. Koch, Chief Operating Officer, joined the Company in July
2001.  From  April  2000 to  October  2000,  Mr.  Koch was  President  and Chief
Operating  Officer  for Nua  Limited,  Dublin,  Ireland,  an  Internet  software development  and  e-learning  organization.  From  1989 to 2000,  Mr.  Koch held several Senior Executive  positions with the Company and its subsidiary  Datatec
Industries,  Inc.  as  follows:  Chief  Operating  Officer  and  Executive  Vice
President  of the  Company  from 1996 to 2000;  President  and  Chief  Operating
Officer  of Datatec  Industries,  Inc.  from 1994 to 1996;  and  Executive  Vice
President of Datatec Industries, Inc. from 1989 to 1991.

            Dr.  David M.  Milch,  Director  since  October  1996 and  Executive
Director -- Office of the Chairman on a part-time  basis since October 2000, has been a director and principal  since 1983 of Bermil  Industries  Corporation,  a closely  held  diversified  Company  owned by the Milch  family  involved in the manufacture, sale, financing, and distribution of capital equipment, and in real estate development. Dr. Milch is also the sole stockholder of Davco Consultants,
Inc.,  a  corporation  that he founded in 1979 for the  purpose of  identifying, advising, and investing in emerging growth technologies.

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

            Walter  Grossman,  Director  since May  2001,  is also  Chairman  of
Brookehill  Capital  Partners,  Ltd., a private  investment  firm.  He began his professional  work experience at the Department of Commerce in Washington,  D.C.
and then joined the  investment  firm of E.F.  Hutton.  In 1970, he joined Loeb,
Rhoades & Co. as Vice President and subsequently the institutional  research firm of Faulkner,  Dawkins &  Sullivan  before founding  Brookehill  Capital
Management in 1978. During the last several years, Mr. Grossman has utilized his depth of  experience  in the early  stage  funding  of medical  and  information technology  firms. He has been actively  involved in the structure and financing of  multiple  businesses,  several of which have either gone public or have been acquired in separate transactions. Mr. Grossman graduated from the University of
Pennsylvania  in  1966,  and  currently  serves  as a  member  of its  Board  of
Overseers.

            Mark L.  Berenblut,  Director  since  June  2001,  has  also  been a managing  partner of Carnegie Hill Investment  Partners and the managing partner of Berenblut Consulting,  which specializes in strategy,  finance and economics.
He is qualified as a Chartered Accountant and Business Valuator.  Until recently he was an equity partner with Arthur  Andersen LLP since 1992. Mr.  Berenblut is also a member of the  advisory  boards  of a  technology  investment  fund and a charitable endowment fund.

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

            Section 16(a) of the  Securities  Exchange Acts of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent  of a  registered  class of the  Company's  equity  securities,  to file reports of ownership and changes in ownership  with the  Securities and Exchange
Commission (the "Commission").  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

            Based  solely on its review of the copies of such forms  received by it, or written  representation  from  certain  reporting  persons,  the  Company believes, during the fiscal year ended April 30, 2001, that there was compliance with all section 16(a) filing requirements applicable to its officers, directors and 10% stockholders,  with the exception of Robert Friedman whose  acquisitions of  securities  in two  transactions  were  inadvertently  reported late and Don
Bergal,  the Company's former Chief Operating  Officer,  who has not yet filed a
Form 3.

Item 11.     Executive Compensation
             ----------------------

Summary Compensation Table

            The  following  table sets forth  information  for the fiscal  years ended  April 30,  1999,  2000 and 2001 with  respect  to  annual  and  long-term compensation  for  services  in all  capacities  to the Company of (i) the chief executive officer,  (ii) the most highly  compensated  executive officers of the
Company at April 30, 2001 who  received  compensation  of at least  $100,000 and
(iii) two individuals who were not executive  officers at April 30, 2001 but who did receive compensation of at least $100,000 during the fiscal year ended April
30, 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation(1)
                                                                                                    Long-Term Compensation
            Name and Position                   Year                   Salary              Awards Securities Underlying Options(#)
            -----------------                   ----                   ------              ---------------------------------------

Isaac J. Gaon, Chairman of the Board and        2001                  $346,772                             700,000
Chief Executive Officer                         2000                  $266,000                                --
                                                1999                  $262,000                                --

Robert F. Gadd, Former Senior Vice              2001                  $219,000                                --
President and Chief  Technology Officer(2)      2000                  $202,000                                --
                                                1999                  $197,000                                --

James M. Caci, Former                           2001                  $102,294                                --
Vice President of Finance, Chief                2000                  $156,000                              40,000
Financial Officer, Treasurer, and               1999                  $154,000                                --
Secretary(3)

(1)         The value of personal benefits for executive officers of the Company during  Fiscal  2001 that might be  attributable  to  management  as executive  fringe  benefits such as automobiles and club dues cannot be  specifically  or  precisely  determined;  however,  it would not exceed the lesser of $50,000 or 10% of the total  annual  salary and bonus reported for any individual named above.

(2)         Mr. Gaad  became an officer of a  subsidiary  of the Company  during
            Fiscal 2001.

(3)         Mr. Caci resigned during Fiscal 2001.

Option Grants Table

            The following table sets forth certain  information  regarding stock option grants made to each of the Named Officers during Fiscal 2001.

                        Option Grants in Last Fiscal Year

                                                                                                             Potential
                                                                                                          Realizable Value
                                                                                                          at Assumed Rates
                                         Individual Grants                                                of Annual Rates
                                         -----------------                                                of Stock Price
                                                                                                         Appreciation for
                                                                                                            Option(1)
-------------------   ---------------    ------------------   ------------------  ------------------ -----------  ----------
                         Shares of        Percent of Total
                       Common Stock        Options Granted      Exercise or
                        Underlying         to Employees in        Base Price         Expiration
         Name         Options Granted      Fiscal Year (%)          ($/Sh)              Date            5%            10%
         ----         ---------------      ---------------          ------              ----            --            ---

Isaac J. Gaon            100,000                  6%                 9.12               5/01/10        45,600        91,200

Isaac J. Gaon            350,000                 21%                 3.06              10/25/10        53,600       107,100

Isaac J. Gaon            250,000                 14%                 3.06              10/25/10        38,300        76,500

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

Aggregated Option Exercises and Year-End Option Values Table

            The following table sets forth certain information  concerning stock options exercised during Fiscal 2001 and stock options which were unexercised at the end of Fiscal 2001 with respect to the Named Officers.

                                                       Aggregated Option Exercises
                                                    During The Most Recently Completed
                                              Fiscal Year and Fiscal Year-End Option Values

                                            Value          Number of Securities Underlying               Value of Unexercised
                   Shares Acquired )      Realized        Unexercised Options Held at Fiscal        In-The-Money Options at Fiscal
                   on Exercise (#)          ($)                     Year-End(#)                            Year-End($)(1)
                  ------------------------------------------------------------------------------------------------------------------

        Name                                               Exercisable         Unexercisable       Exercisable      Unexercisable
        ----                                               -----------         -------------       -----------      -------------
Isaac J. Gaon                --             --             1,433,732              333,334           $331,420                --
Robert Gadd                  --             --               196,151                    0              1,949                --
James Caci                   --             --                    --                   --                 --                --

(1)   Represents  the total  gain that  would be  realized  if all  in-the-money options held at April 30, 2001 were  exercised,  determined by multiplying the number of shares underlying the options by the difference  between the per share option exercise price and $0.90 per share, which was the closing bid price per share of the  Company's  Common Stock on April 30, 2001.  An option is in-the-money  if the fair market value of the underlying  shares exceeds the exercise price of the option.

Directors Compensation
----------------------

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
---------------------

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

            David Milch is employed as the Company's Executive Director - Office of the Chairman pursuant to an employment  agreement dated October 27, 2000, for a term ending on October 26,  2002.  The  agreement  provides for an annual base salary of $125,000.  Dr. Milch was granted options to purchase 200,000 shares of
Common Stock on March 7, 2001.  Upon early  termination  by the Company  without
Cause (as  defined in the  agreement),  or by Mr.  Milch with "Good  Reason" (as defined in the  agreement),  the Company is required,  within thirty days of the termination,  to pay Mr. Milch an amount equal to the lesser of (a) the pro rata portion of his base salary on the number of calendar days  beginning on the date of termination  through and including December 31, 2002, and (b) three months of his base salary, and all expense reimbursements due to him.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

            The following table sets forth information  concerning  ownership of the Common Stock outstanding as of July 25, 2001 by (i) each person known by the
Company  to be the  beneficial  owner  of more  than  five  percent  (5%) of the
Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary  compensation table, and (iv) by all executive officers and directors of the Company as a group.

                                                                          Amount of Shares
                                                                           Beneficially
Name and Address of Beneficial Owner(1)                                       Owned(2)                     Percentage of Class
---------------------------------------                                       --------                     -------------------

Isaac J. Gaon(3)                                                             1,560,757                             4.4%

Ron A. Marino                                                                   30,000                                *

Raymond Koch                                                                         0                                *

William J. Adams, Jr.(4)                                                        24,000                                *

Frank Brosens(5)                                                               744,873                             2.2%

Walter Grossman(6)                                                             627,975                             1.9%

Robert H. Friedman(7)                                                          146,946                                *

David M. Milch(8)                                                              849,505                             2.5%

Mark Berenblut(9)                                                                8,000                                *

All directors and officers as a group (9 persons)(10)                        3,992,056                            11.0%

Daruma Asset Management, Inc.(11)                                            4,097,500                            12.1%

Mariko O. Gordon(12)                                                         4,097,500                            12.1%

Wellington Management Company, LLP(13)                                       2,299,400                             6.8%
--------------
* Less than 1%

(1)         Unless otherwise  indicated,  all addresses are c/o Datatec Systems,
            Inc., 23 Madison Road, Fairfield, New Jersey 07004.

(2)         Beneficial  ownership has been  determined  in accordance  with Rule
            13d-3 under the  Exchange  Act ("Rule  13d-3") and unless  otherwise indicated, represents shares for which the beneficial owner has sole voting and investment  power.  The percentage of class is calculated in accordance  with Rule 13d-3 and includes  options or other rights to subscribe  which are  exercisable  within sixty (60) days of July
            25, 2001.

(3)         Mr. Gaon's beneficial  ownership includes options exercisable within sixty (60) days from July 25, 2001 to purchase  1,546,879  shares of
            Common Stock.

(4)         Mr.  Adams'  beneficial  ownership  consists of options  exercisable within sixty (60) days from July 25, 2001 to purchase  24,000 shares of  Common  Stock.  Mr.  Adams'  address  is 555 East  Main  Street,
            Chester, New Jersey 07930.

(5)         Mr. Brosens'  beneficial  ownership  includes  warrants  exercisable within sixty (60) days from July 25, 2001 to purchase 350,000 shares of Common  Stock and options  exercisable  within sixty (60) days of
            July 25,  2001 to  purchase  32,000  shares  of  Common  Stock.  Mr.
            Brosens' address is 63 East Field Drive, Bedford, New York 10506.

(6)         Mr. Grossman's  beneficial  ownership  includes options  exercisable within  sixty (60) days from July 25, 2001 to purchase  8,000 shares of Common  Stock.  Mr.  Grossman's  address  is 1221 Post Road East,
            Westport, Connecticut 06880.

(7)         Mr. Friedman's  beneficial  ownership  includes options  exercisable within sixty (60) days from July 25, 2001 to purchase 112,000 shares of Common  Stock.  Mr.  Friedman's  address is 505 Park Avenue,  New
            York, New York 10022-1170.

(8)         Dr. Milch's beneficial ownership includes options exercisable within sixty (60) days from July 25,  2001 to  purchase  380,000  shares of
            Common Stock. Dr. Milch's address is 114 East 13th Street, New York,
            New York 10003.

(9)         Mr. Berenblut's beneficial ownership consists of options exercisable within  sixty (60) days from July 25, 2001 to purchase  8,000 shares of Common Stock.  Mr.  Berenblut's  address is 27 Shelborne  Avenue,
            Toronto, Ontario M5N 1Y8.

(10)        Includes  options and  warrants  exercisable  within sixty (60) days from July 25, 2001 to purchase an aggregate  of 2,460,879  shares of
            Common Stock held by the  directors  and  executive  officers of the
            Company.

(11)        Based on  information  obtained  from the  Statement on Schedule 13G filed by Daruma  Asset  Management,  Inc. on  February 6, 2001.  The
            address for Daruma  Asset  Management,  Inc. is 60 East 42nd Street,
            Suite 1111, New York, New York 10165.

(12)        Consists of  4,097,500  shares of Common Stock owned by Daruma Asset
            Management, Inc. ("Daruma"). As the President and owner of in excess of 50% of the voting stock of Daruma, Mr. Gordon may be deemed to be a beneficial owner of the shares held by Daruma.  The address of Mr.
            Gordon is 60 East 42nd Street, Suite 1111, New York, New York 10165.

(13)        Based on  information  obtained  from the  Statement on Schedule 13G filed by Wellington  Management  Company,  LLP on February 13, 2001.
            The  address  for  Wellington  Management  Company,  LLP is 75 State
            Street, Boston, Massachusetts 02109.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

            In October and  November  1997,  the Company  loaned an aggregate of
$200,000 to Isaac Gaon.  The loan matured on April 30, 2000 and bore interest at a rate of 8.0% per annum. The loan was repaid upon its maturity.

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

            Mr.  William  J.  Adams,  Jr.,  a Director  of the  Company,  is the
President of WhiteSpace, Inc., which Company has been retained by the Company to provide  consulting  services  to the  Company.  During the last fiscal year the
Company paid fees to WhiteSpace, Inc. in the amount of $102,000.

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

          (a)(1) The following  financial  statements are included in Part II, Item 8:

                             Consolidated Financial Statements
                             ---------------------------------

                             Reports of Independent Public Accountants
                             Financial Statements:
                             Consolidated Balance Sheets as of April 30, 2000 and 2001
                             Consolidated Statements of Operations for the years
                               ended April 30, 1999, 2000 and 2001.
                             Consolidated   Statements  of  Comprehensive
                               Income  (loss) for the years  ended  April
                               30, 1999, 2000 and 2001
                             Consolidated   Statements   of   Changes  in
                             Shareholders'  Equity  for the  years  ended
                             April 30, 1999, 2000 and 2001.  Consolidated
                             Statements of Cash Flows for the years ended
                             April 30, 1999, 2000 and 2001.
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

            (b)  Reports on Form 8-K filed during the last quarter of 2001:
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
                             Commission on November 12, 1997.

               4.2      --   Certificate  of  Designations  defining the powers,
                             designations, rights, preferences,  limitations and
                             restrictions  applicable to the Company's  Series D
                             Preference Stock, incorporated by  reference to the
                             Company's  form 8-A filed  with the  Commission  on
                             February 24, 1998.

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

              10.7      --   2000 Stock Option Plan,  incorporated  by reference
                             to the  Company's  Form  10-K for the  fiscal  year
                             ended April 30, 2000.

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

              10.10     --   Employment  Agreement dated May 1, 2000 between the
                             Company and Isaac Gaon,  incorporated  by reference
                             to the  Company's  Form  10-K for the  fiscal  year
                             ended April 30, 2000.

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

              10.14     --   First  Amendment  to Loan  and  Security  Agreement
                             dated  December  15,  1999  between the Company and
                             Finova   Capital   Corporation,   incorporated   by
                             reference to the Company's Form 10-K for the fiscal
                             year ended April 30, 2000.

              10.15     --   Second  Amendment  to Loan and  Security  Agreement
                             dated  April 2000  between  the  Company and Finova
                             Capital  Corporation,  incorporated by reference to
                             the  Company's  Form 10-K for the fiscal year ended
                             April 30, 2000.

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

                                             Datatec Systems, Inc.
                                             ----------------------------------
                                                         (Registrant)

Date: July 26, 2001                          By: /s/     Ron A. Marino
                                                -------------------------------

                                             Name:       Ron A. Marino
                                                  -----------------------------

                                             Title:      Chief Financial Officer
                                                   ----------------------------

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

          Signature                                    Title                                          Date
          ---------                                    -----                                          ----

/s/ Isaac J. Gaon                    Chairman of the Board and Chief Executive                    July 26, 2001
--------------------------------     Officer (principal executive
Isaac J. Gaon                        officer)

/s/ Ron Marino                       Chief Financial Officer (principal financial                 July 26, 2001
--------------------------------     and accounting officer)
Ron Marino

/s/ Frank Brosens                    Director                                                     July 26, 2001
--------------------------------
Frank Brosens

/s/ Robert H. Friedman               Director                                                     July 26, 2001
--------------------------------
Robert H. Friedman

/s/ William Adams                    Director                                                     July 26, 2001
--------------------------------
William Adams

/s/ Walter Grossman                  Director                                                     July 26, 2001
--------------------------------
Walter Grossman

