Form 10-Q
period 2001-07-31
DATATEC SYSTEMS INC
filed 2001-09-14
CIK 768119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2001
                                                 --------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-20688
                        ---------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        94-2914253
-------------------------------                          -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

23 Madison Road, Fairfield, NJ                                 07004
------------------------------                           -----------------
(Address of principal executive                             (Zip Code)
offices)

                                 (973) 808-4000
                          -----------------------------
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

The number of shares of Registrant's  Common Stock  outstanding on July 31, 2001 was 33,856,785.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 2001

                                      INDEX
                                      -----

PART I:  FINANCIAL INFORMATION

                                                                                 Page
         Item 1:   Consolidated Financial Statements

                   Balance Sheets at April 30, 2001 and
                   July 31, 2001                                                   3

                   Statements of Operations for the three months ended
                   July 31, 2000 and 2001                                          4

                   Statements of Comprehensive Income for the
                   three months ended July 31, 2000 and 2001                       5

                   Statements of Cash Flows for the three months ended
                   July 31, 2000 and 2001                                          6

                   Notes to Unaudited Consolidated Financial Statements      7, 8, 9

         Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10, 11

PART II: OTHER INFORMATION

         Item 4:   Submission of Matters to a Vote of Security Holders            12

         Item 6:   Exhibits and Reports on Form 8-K                               13

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               July 31, 2001
                                                              April 30, 2001   (unaudited)
                                                              --------------   -------------

ASSETS
-----------------------------------------------------------
current assets:

   Cash and cash equivalents                                  $    571,000    $    172,000
   Receivables, net                                             22,990,000      23,819,000
   Inventory                                                     5,273,000       4,343,000
   Prepaid expenses and other current assets                       792,000         718,000
                                                              ------------    ------------

               Total current assets                             29,626,000      29,052,000

Property and equipment, net                                      5,050,000       4,659,000
Goodwill, net                                                    2,665,000       2,665,000
Other assets                                                     6,155,000       5,671,000
                                                              ------------    ------------

               Total assets                                   $ 43,496,000    $ 42,047,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------
current liabilities:

   Short-term borrowings                                      $ 13,912,000    $ 17,553,000
   Current portion of long-term debt                               210,000            --
   Accounts payable                                              9,803,000       8,388,000
   Accrued and other liabilities                                 7,599,000       5,818,000
   Due to related parties                                        1,414,000       1,414,000
                                                              ------------    ------------

               Total current liabilities                        32,938,000      33,173,000
                                                              ------------    ------------

Long-term debt                                                      14,000            --
                                                              ------------    ------------
                                                                 9,675,000       9,695,000
Minority interest

Shareholders' equity:
   Common stock                                                     34,000          34,000
   Additional paid-in capital                                   43,241,000      43,328,000
   Accumulated deficit                                         (42,053,000)    (43,834,000)
   Accumulated comprehensive loss                                 (352,000)       (349,000)
                                                              ------------    ------------

      Total shareholders' equity (deficit)                         869,000        (821,000)
                                                              ------------    ------------

       Total liabilities and shareholders' equity (deficit)   $ 43,496,000    $ 42,047,000
                                                              ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ended
                                                            July 31,
                                               -------------------------------
                                                   2000            2001
                                               --------------   --------------

Revenues                                       $ 24,663,000    $ 18,248,000

Cost of revenues                                 16,027,000      11,874,000
                                               ------------    ------------

Gross profit                                      8,636,000       6,374,000

Selling, general and administrative expenses      9,064,000       7,403,000
                                               ------------    ------------

Operating loss                                     (428,000)     (1,029,000)

Interest expense                                    325,000         582,000
                                               ------------    ------------
Loss before minority interest                      (753,000)     (1,611,000)

Minority interest                                  (171,000)       (170,000)
                                               ------------    ------------
Net loss
                                               ($   924,000)   ($ 1,781,000)
                                               ============    ============

Loss per share (Note 3):
Basic and diluted:

Net loss                                       ($       .03)   ($       .05)
                                               ============    ============
WEIGHTED AVERAGE COMMON SHARES - BASIC
                                                 33,463,000      33,844,000
                                               ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES  - DILUTED                   33,463,000      33,844,000
                                               ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  For the Three Months Ended
                                                                          July 31,
                                                          ------------------------------------------
                                                                 2000                    2001
                                                          ------------------      ------------------

Net Loss                                                     ($    924,000)          ($  1,781,000)

Other comprehensive loss-
   Foreign currency translation adjustment                          (1,000)                   3,000
                                                          ------------------      ------------------

Comprehensive loss                                            ($   925,000)          ($  1,778,000)
                                                          ==================      ==================

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    For the Three Months Ended
                                                                             July 31,
                                                                  ----------------------------
                                                                     2000            2001
                                                                  -----------   --------------
  Cash Flows From Operating Activities

  Net Loss                                                       ($   924,000)   ($ 1,781,000)

    Adjustments to reconcile net income to net cash used in
    operating activities --

       Depreciation and amortization                                1,168,000       1,229,000

       Accretion of preferred discount                                  ---            20,000

      Changes in operating assets and liabilities:

           Accounts receivable                                     (7,646,000)       (829,000)

           Inventory                                                 (442,000)        930,000

         Prepaid expenses and other assets                           (572,000)        118,000

         Accounts payable, accrued and other  liabilities           1,155,000      (3,196,000)
                                                                  ------------    ------------
                                                                   (7,261,000)     (3,509,000)
         Net cash used in operating activities
                                                                  ------------    ------------

Cash flows from investing activities:

       Purchases of property and equipment                           (508,000)       (397,000)
                                                                  ------------    ------------

       Net cash used in investing activities                         (508,000)       (397,000)
                                                                  ------------    ------------
Cash flows from financing activities:

        Net increase in short-term borrowings                       5,212,000       3,475,000

        Net payments of indebtedness                                 (244,000)        (57,000)

         Net proceeds from common stock/warrant issuances             352,000          87,000
                                                                  ------------    ------------

              Net cash provided by financing activities             5,320,000       3,505,000
                                                                  ------------    ------------

            Net effect of foreign currency translation on cash         (1,000)          2,000
                                                                  ------------    ------------

             Net decrease in cash                                  (2,450,000)       (399,000)

Cash at beginning of period                                        10,077,000         571,000
                                                                  ------------    ------------

Cash at  end of period                                            $ 7,627,000     $   172,000
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

       The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting  principles consistent with those  applied  in, and should be read in  conjunction  with,  the  audited financial  statements for the year ended April 30, 2001.  The interim  financial information is unaudited,  but reflects all normal  recurring  adjustments  that are, in the opinion of management, necessary for a fair statement of results for the interim periods  presented.  The results for the three months ended July 31,
2001 are not necessarily  indicative of the results expected for the full fiscal year.

(3)         Earnings per share

      Basic earnings per share is calculated  using the weighted  average number of shares outstanding for the three months ended July 31, 2000 and 2001. Diluted earnings per share is  calculated  using the weighted  average  number of shares outstanding  plus the  incremental  shares from assumed  conversions of options.
Outstanding  options and warrants  have been excluded for the three months ended
July 31, 2000 and 2001,  as their  inclusion  would have been  antidilutive  for these periods.

(4)         Supplemental Disclosure of Cash Flows

       Cash paid during the three months ended July 31:

                                       2000                       2001
                                --------------------      ---------------------
            Interest Paid            $ 232,000                 $ 530,000

(5) New Accounting Pronouncement

            On June 30, 2001, the FASB issued Statements on Financial Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based  test.  Although the new rules are effective for fiscal years beginning after December 15, 2001,  early adoption is allowed if an entity's  fiscal year begins after March 15, 2001. The Company has elected early  adoption and as a result,  goodwill has not been amortized in the first quarter  ending July 31, 2001.  Had early  adoption not been elected,  the amortization  of goodwill  would have been $36,414 per month.  The Company is in the process of performing an assessment  for the  impairment of goodwill,

which  will be  completed  by the  end of the  second  quarter.  The  amount  of impairment, if any, has therefore not been determined.

(6) Segment Information
For the Three Months Ended July 31,

                     ---------------------------------------------------------------------------------------------------------------
                                              2001                                                     2000
                     ---------------------------------------------------------------------------------------------------------------
                         Deployment                                           Deployment
                          Services     Edeploy   Eliminations  Consolidated    Services     Edeploy      Eliminations  Consolidated
                     ---------------------------------------------------------------------------------------------------------------
Revenues               $17,423,000   $  825,000        --     $ 18,248,000   $23,584,000   $ 1,116,000   ($  37,000)   $24,663,000

Cost of Revenues
                        11,407,000      467,000        --       11,874,000    15,723,000       341,000      (37,000)    16,027,000
                     ---------------------------------------------------------------------------------------------------------------

Gross Profit             6,016,000      358,000        --        6,374,000     7,861,000       775,000         --        8,636,000

SG&A
Expenses                 6,627,000      776,000        --        7,403,000     7,654,000     1,410,000         --        9,064,000
                     ---------------------------------------------------------------------------------------------------------------

Operating Income
(loss)                    (611,000)    (418,000)       --       (1,029,000)      207,000      (635,000)        --         (428,000)

Interest expense, net
                           582,000       20,000     (20,000)       582,000       120,000       226,000      (21,000)       325,000
                     ---------------------------------------------------------------------------------------------------------------

Income (loss) before
Minority Interest
                        (1,193,000)    (438,000)     20,000     (1,611,000)       87,000      (861,000)      21,000       (753,000)

Minority Interest             --           --      (170,000)      (170,000)         --            --       (171,000)      (171,000)
                     ---------------------------------------------------------------------------------------------------------------

Net Income (loss)
                       ($1,193,000)  ($ 438,000) ($ 150,000)  ($ 1,781,000)  $    87,000   ($  861,000)  ($ 150,000)   ($  924,000)
                     ==============================================================================================================

                              DATATEC SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations - For the Three Months Ended July 31, 2001
----------------------------------------------------------------

            Revenues.  Revenues for the three months ended July 31, 2001 and the comparable period in fiscal 2000 were $18,248,000 and $24,663,000, respectively, representing  a decrease of 26.0%.  Included in  revenues  for the three  months ended July 31, 2001 were eDeploy revenues of $825,000.

            Gross Profit.  Gross profit for the three months ended July 31, 2001 were $6,374,000 compared to $8,636,000 for the three months ended July 31, 2000.
Gross  profit as a  percentage  of net sales  were 34.9% and 35.0% for the three months ended July 31, 2001 and three months ended July 31, 2000.

            Selling, general and administrative  expenses.  Selling, general and administrative expenses for the three months ended July 31, 2001 were $7,403,000 compared to $9,064,000 for the three months ended July 31, 2000. As a percentage of sales, selling,  general and administrative expenses were 40.6% for the three months  ended July 31,  2001,  compared to 36.8% for the three months ended July
31, 2000. Included in selling, general and administrative expenses for the three months ended July 31, 2001 were eDeploy expenses of $776,000.

            On June 30, 2001, the FASB issued Statements on Financial Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based  test.  Although the new rules are effective for fiscal years beginning after December 15, 2001,  early adoption is allowed if an entity's  fiscal year begins after March 15, 2001. The Company has elected early  adoption and as a result,  goodwill has not been amortized in the first quarter  ending July 31, 2001.  Had early  adoption not been elected,  the amortization  of goodwill  would have been $36,414 per month.  The Company is in the process of performing an assessment  for the  impairment of goodwill,  which will be completed by the end of the second quarter. The amount of impairment, if any, has therefore not been determined.

            Interest  expense.  Net interest  expense for the three months ended
July 31, 2001 was $582,000  compared to $325,000 for the three months ended July
31,  2000.  The  increase in interest  expense is  primarily  due to  additional interest  charges  associated with the recasting of the loan covenants in fiscal
2000.

Reclassifications
-----------------

            Certain prior year amounts have been  reclassified to conform to the current year financial statement presentation.

                                       10

Financial Position
------------------

            During the three months ended July 31, 2001, cash used in operations was $3,509,000,  compared to $7,261,000  during the comparable  period in fiscal
2000.  This is primarily  due to the  reduction in revenues and cost compared to the same period in fiscal 2000.

            Cash used for  investing  activities  during the three  months ended
July 31, 2001 was $397,000  compared to $508,000 during the comparable period in fiscal  2000.  This  decrease  is  primarily  due  to the  capital  expenditures associated with the growth in eDeploy in fiscal 2000.

            Cash provided by financing  activities during the three months ended
July 31, 2001 was $3,505,000  compared to $5,320,000 in the comparable period in fiscal 2000. This is primarily due to a decrease in short term borrowings.

            At July 31, 2001, total debt was $17,553,000 compared to $14,122,000 at April 30, 2001.

            During the third and fourth  quarters  of fiscal  2001,  the Company incurred  significant losses due to a sudden and deep slowdown in the technology sector. In part as a result of these losses, a portion of the Company's accounts payable is past due. In  response to the  slowdown  and  continued  aging of its payables,  the Company has executed  several cost reduction  measures  including major headcount  reductions.  The Company has also obtained  several term sheets for various  financing  alternatives.  Although there can be no assurances,  the
Company  believes  that  due to a  combination  of  operating  cash  flow in the
Company's normal course of business,  the Company's ability to obtain additional financing if necessary,  and accomodations  made by certain critical  creditors, cash will be sufficient to satisfy the Company's operating requirements.

                                       11

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

Item 4:     Submission of Matters to a Vote of Security Holders

            On May 9, 2001, the Company held the Annual Meeting of Stockholders, whereby the  Stockholders  approved (i) the election of six (6)  directors,  and
(ii) the ratification of the appointment of Arthur Andersen LLP as the Company's independent  public  accountants  for the fiscal year ending April 30, 2002. The vote on such matters was as follows:

(a)         Election of Directors:

                                               For                  Withheld
                                            ----------------------------------
Isaac Gaon                                  29,112,626              450,322
William J Adams, Jr.                        29,361,376              201,572
Frank P Brosens                             29,359,924              203,024
Robert Friedman                             29,358,924              204,024
David Milch                                 28,822,019              740,929
Walter Grossman                             29,361,679              201,269

(b)         Appointment of Independent Public Accountants:

      For               29,474,363
      Against               85,385
      Abstaining             3,200

                                       12

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                           PART II - OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

(a)          Exhibits

                                    None

(b)          Reports on Form 8-K

                                    None

                                       13

                                   SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                        DATATEC SYSTEMS, INC.
                                             Registrant

Date:       September 14, 2001       By: /s/ Isaac J. Gaon
                                        ----------------------------------
                                     Isaac J. Gaon
                                     Chairman, Chief Executive Officer and Acting
                                     Chief Financial Officer

                                       14