Form 10-Q
period 2001-10-31
DATATEC SYSTEMS INC
filed 2001-12-17
CIK 768119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2001
                                                ----------------

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-20688
                        ---------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                          94-2914253
------------------------------------                ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

23 Madison Road, Fairfield, NJ                                07004
------------------------------                      ----------------------------
(Address of principal executive                             (Zip Code)
offices)

                                 (973) 808-4000
               ---------------------------------------------------
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

The number of shares of  Registrant's  Common Stock  outstanding on November 30,
2001 was 35,350,760

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 2001

                                      INDEX

PART I:     FINANCIAL INFORMATION

                                                                          Page
            Item 1:  Consolidated Financial Statements

                     Balance Sheets as of April 30, 2001 and
                     October 31, 2001                                      3

                     Statements of Operations for the three months ended
                     October 31, 2000 and 2001                             4

                     Statements of Comprehensive Income for the
                     three months ended October 31, 2000 and 2001          5

                     Statements of Operations for the six months ended
                     October 31, 2000 and 2001                             6

                     Statements of Comprehensive Income for the
                     six months ended October 31, 2000 and 2001            7

                     Statements of Cash Flows for the six months ended
                     October 31, 2000 and 2001                             8

                     Notes to Unaudited Consolidated Financial Statements  9, 10

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  11, 12

PART II:    OTHER INFORMATION

            Item 6:  Exhibits and Reports on Form 8-K                     13

                         PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              October  31, 2001
                                                             April 30, 2001      (unaudited)
                                                             --------------      ------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                  $    571,000    $    105,000
   Receivables, net                                             22,181,000      24,090,000
   Inventory                                                     5,273,000       4,319,000
   Prepaid expenses and other current assets                       792,000         960,000
                                                              ------------    ------------

               Total current assets                             28,817,000      29,474,000

Property and equipment, net                                      5,050,000       4,211,000
Goodwill, net                                                    2,665,000       2,665,000
Other assets                                                     6,155,000       5,191,000
                                                              ------------    ------------

               Total assets                                   $ 42,687,000    $ 41,541,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                      $ 13,912,000    $ 18,483,000
   Current portion of long-term debt                               210,000            --
   Accounts payable                                              9,803,000       7,489,000
   Accrued and other liabilities                                 6,790,000       5,556,000
   Due to related parties                                        1,414,000       1,414,000
                                                              ------------    ------------

               Total current liabilities                        32,129,000      32,942,000
                                                              ------------    ------------

Long-term debt                                                      14,000            --
                                                              ------------    ------------
Minority interest                                                9,675,000       9,713,000

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock                                                     34,000          34,000
   Additional paid-in capital                                   43,241,000      43,359,000
   Accumulated deficit                                         (42,053,000)    (44,158,000)
   Accumulated comprehensive loss                                 (353,000)       (349,000)
                                                              ------------    ------------

      Total shareholders' equity (deficit)                         869,000      (1,114,000)
                                                              ------------    ------------

       Total liabilities and shareholders' equity (deficit)   $ 42,687,000    $ 41,541,000
                                                              ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the Three Months Ended
                                                        October 31,
                                               -----------------------------
                                                     2000            2001
                                               -------------   -------------

Revenues                                       $ 32,696,000    $ 19,274,000

Cost of revenues                                 21,721,000      11,968,000
                                               ------------    ------------

Gross profit                                     10,975,000       7,306,000

Selling, general and administrative expenses      9,705,000       7,014,000
                                               ------------    ------------

Operating income                                  1,270,000         292,000

Interest expense                                    377,000         468,000
                                               ------------    ------------
 Income (loss) before minority interest             893,000        (176,000)

Minority interest                                  (170,000)       (148,000)
                                               ------------    ------------
 Net income (loss)                             $    723,000    ($   324,000)
                                               ============    ============

 Income (loss) per share (Note 3):
 Basic and diluted:

 Net income (loss) per share                   $        .02    ($       .01)
                                               ============    ============
 WEIGHTED AVERAGE COMMON SHARES - BASIC          33,567,000      33,862,000
                                               ============    ============

  WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES  - DILUTED                 34,403,000      33,862,000
                                               ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                             For the Three Months Ended
                                                     October 31,
                                             --------------------------
                                                 2000         2001
                                             -----------  -------------

Net Income (loss)                            $ 723,000    ($324,000)

Other comprehensive loss-
   Foreign currency translation adjustment      (2,000)        --
                                             ---------    ---------

Comprehensive Income (loss)                  $ 721,000    ($324,000)
                                             =========    =========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      For the Six Months Ended
                                                                             October 31,
                                                                    ----------------------------
                                                                         2000           2001
                                                                    ------------     -----------

Revenues                                                            $ 57,359,000    $ 37,522,000

Cost of revenues                                                      37,749,000      23,842,000
                                                                    ------------    ------------

Gross profit                                                          19,610,000      13,680,000

Selling, general and administrative expenses                          18,768,000      14,417,000
                                                                    ------------    ------------

Operating income (loss)                                                  842,000        (737,000)

Interest expense                                                         703,000       1,050,000
                                                                    ------------    ------------
 Income (loss) before minority interest                                  139,000      (1,787,000)

Minority interest                                                       (341,000)       (318,000)
                                                                    ------------    ------------
 Net loss
                                                                    ($   202,000)   ($ 2,105,000)
                                                                    ============    ============

 Income (loss) per share (Note 3):
 Basic and diluted:

 Net income (loss) per share                                        ($       .01)   ($       .06)
                                                                    ============    ============
 WEIGHTED AVERAGE COMMON SHARES - BASIC                               33,515,000      33,853,000
                                                                    ============    ============

  WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES  - DILUTED                                       33,515,000      33,853,000
                                                                    ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                               For the Six Months Ended
                                                      October 31,
                                             ---------------------------
                                                   2000          2001
                                             -------------  ------------

Net Income (loss)                            ($  202,000)   ($2,105,000)

Other comprehensive loss-
   Foreign currency translation adjustment        (2,000)         4,000
                                             -----------    -----------

Comprehensive income (loss)                  ($  204,000)   ($2,101,000)
                                             ===========    ===========

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        For the six Months Ended
                                                                                               October 31,
                                                                                      ----------------------------
                                                                                           2000           2001
                                                                                      -------------   ------------
   Cash Flows From Operating Activities:

  Net loss                                                                            ($   202,000)   ($ 2,105,000)

    Adjustments to reconcile net income to net cash used in
    operating activities --

       Depreciation and amortization                                                     2,345,000       2,373,000

       Accretion of preferred stock of subsidiary                                           41,000          38,000

      Changes in operating assets and liabilities:

           Increase in accounts receivable                                             (13,534,000)     (1,909,000)

           (Increase) decrease in inventory                                               (674,000)        954,000

         Increase in prepaid expenses and other assets                                    (263,000)       (101,000)

         Increase (decrease) in accounts payable, accrued and
         other  liabilities                                                              5,953,000      (3,548,000)
                                                                                      ------------    ------------
         Net cash used in operating activities                                          (6,334,000)     (4,298,000)
                                                                                      ------------    ------------

Cash flows from investing activities:

       Purchases of property and equipment                                              (1,601,000)       (223,000)

       Investment in software development                                               (1,203,000)       (414,000)
                                                                                      ------------    ------------

       Net cash used in investing activities                                            (2,804,000)       (637,000)
                                                                                      ------------    ------------

Cash flows from financing activities:

        Net increase in short-term borrowings                                            4,406,000       4,457,000

        Net payments of indebtedness                                                      (489,000)       (110,000)

         Net proceeds from common stock/warrant issuances                                  651,000         118,000
                                                                                      ------------    ------------
              Net cash provided by financing activities                                  4,568,000       4,465,000
                                                                                      ------------    ------------
            Net effect of foreign currency translation on cash                              (2,000)          4,000
                                                                                      ------------    ------------
             Net decrease in cash                                                       (4,572,000)       (466,000)

Cash at beginning of period                                                             10,077,000         571,000
                                                                                      ------------    ------------

Cash at  end of period                                                                $  5,505,000    $    105,000
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

       The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting  principles consistent with those  applied  in, and should be read in  conjunction  with,  the  audited financial  statements for the year ended April 30, 2001.  The interim  financial information is unaudited,  but reflects all normal  recurring  adjustments  that are, in the opinion of management, necessary for a fair statement of results for the interim  periods  presented.  The results for the three and six months ended
October 31, 2001 are not necessarily  indicative of the results expected for the full fiscal year.

(3)    Earnings per share

       Basic earnings per share is calculated  using the weighted average number of shares outstanding for the three months and six months ended October 31, 2000 and 2001.  Diluted  earnings per share is calculated  using the weighted average
number  of  shares   outstanding  plus  the  incremental   shares  from  assumed
conversions  of options,  debt and preferred  stock for the three and six months ended  October 31, 2000 and 2001.  Outstanding  options and  warrants  have been excluded for the three and six months  ended  October 31, 2000 and 2001 as their inclusion would have been anti-dilutive for these periods.

(4)    Supplemental Disclosure of Cash Flows

       Cash paid during the six months ended October 31:

                                             2000           2001
                                         ------------   -----------
                    Interest Paid          $ 626,000     $ 978,000

(5)     Subsequent Events

        On  November  2,  2001,  Datatec  exchanged  100,000  shares of Series A
Preferred  Stock of  eDeploy.com,  Inc.,  a wholly owned  subsidiary  of Datatec
("eDeploy"),  held by Cisco  Systems,  Inc.  ("Cisco") for  1,021,382  shares of
Common Stock of Datatec (the  "Shares").  This  exchange was pursuant to a Stock
Purchase Agreement by and between Datatec and Cisco (the "Purchase  Agreement").
Under the Purchase Agreement, Cisco was granted an option to exchange the Shares for shares of Common Stock of eDeploy in the event of an initial public offering by eDeploy or the Common Stock of Datatec is delisted  from the Nasdaq  National
Market,  prior to November 2, 2002. Cisco was also granted an option to exchange the Shares for a

portion of the  consideration  receivable  by eDeploy or Datatec in the event of the sale of all the  assets or  equity  of  eDeploy  to a third  party  prior to
November 2, 2002.  The parties also entered  into an Investor  Rights  Agreement pursuant to which Cisco received certain registration rights with respect to the
Shares. Due to this transaction,  shareholders' deficit of $1,114,000 has changed to positive shareholders' equity of $8,600,000.

(6)    New Accounting Pronouncement

       On June 30, 2001,  the FASB issued  Statements  on  Financial  Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill is subject to at least an annual  assessment for impairment by applying a  fair-value-based  test.  The Company has elected early adoption and as a result,  goodwill has not been amortized  during the three and six months ended  October 31, 2001.  Had early  adoption not been  elected,  the amortization  of goodwill would have been $109,000 per quarter.  The Company has determined that there has not been impairment of the goodwill.

(7)    Segment Reporting

       Effective  fiscal 2002, the Company merged the operations of eDeploy into
Datatec and management no longer  reviews the financial  results of eDeploy on a stand  alone  basis.  As  such,  the  Company  will no  longer  present  segment information.

(8)     Reclassifications

        Certain  prior year  amounts  have been  reclassified  to conform to the current year financial statement presentation.

                                       10

Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of  Operations - For the Three  Months and Six Months Ended  October 31,
2001
--------------------------------------------------------------------------------

            REVENUES.  Revenues for the three and six months  ended  October 31,
2001 were  $19,274,000 and  $37,522,000  compared to $32,696,000 and $57,359,000 for the  three  and six  months  ended  October  31,  2000,  respectively.  This represents  a  decrease  of 41.1% and 34.6% for the three and six  months  ended
October 31, 2001 and the comparable  period in fiscal 2001,  respectively.  This decrease is attributable to the  substantial  slowdown in the technology  sector during such periods.

            GROSS  PROFIT.  Gross  profits  for the three and six  months  ended
October 31, 2001 were  $7,306,000 and  $13,680,000  compared to $10,975,000  and
$19,610,000  for the three and six months ended October 31, 2000,  respectively.
Gross  profits as a  percentage  of net sales were 37.9% and 36.5% for the three and six months ended  October 31, 2001 compared to 33.6% and 34.2% for the three and six months  ended  October 31,  2000,  respectively.  The  increase in gross profits as a  percentage  of sales is  primarily  due to the higher  labor costs associated with the utilization of subcontractors in fiscal 2001.

            SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES.  Selling, general and administrative expenses for the three and six months ended October 31, 2001 were
$7,014,000 and $14,417,000  compared to $9,705,000 and $18,768,000 for the three and six months ended October 31, 2000,  respectively.  As a percentage of sales, selling,  general and administrative expenses were 36.4% and 38.4% for the three and six months ended October 31, 2001, compared to 29.7% and 32.7% for the three and six months ended  October 31, 2000,  respectively.  The decrease in selling, general and administrative  expenses is attributable to the cost saving measures implemented during the third and fourth quarters of fiscal 2001.

            INTEREST EXPENSE.  Net interest expense for the three and six months ended  October 31, 2001 were  $468,000 and  $1,050,000  compared to $377,000 and
$703,000 for the three and six months ended October 31, 2000, respectively.  The increase in interest  expense is primarily  due to additional  interest  charges associated  with the  recasting  of certain  covenants by the  Company's  credit facility during fiscal 2001.

New Accounting Pronouncements
-----------------------------

            On June 30, 2001, the FASB issued Statements on Financial Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill is subject to at least an annual  assessment for impairment by applying a  fair-value-based  test.  The Company has elected early adoption and as a result,  goodwill has not been amortized  during the three and six months ended  October 31, 2001.  Had early  adoption not been  elected,  the amortization  of goodwill would have been $109,000 per quarter.  The Company has determined that there has not been impairment of the goodwill.

                                       11

Financial Position
------------------

            During  the  six  months  ended  October  31,  2001,  cash  used  in operations was $4,298,000,  compared to $6,334,000  during the comparable period in fiscal  2001.  This  decrease is  attributable  to the cost  saving  measures implemented during the third and fourth quarters of fiscal 2001.

            Cash used for  investing  activities  during  the six  months  ended
October  31, 2001 was  $637,000  compared to  $2,804,000  during the  comparable period in fiscal 2001.  This decrease is primarily  attributable  to the capital expenditures associated with the growth in eDeploy in fiscal 2001.

            Cash  provided by financing  activities  during the six months ended
October 31, 2001 was  $4,465,000  compared to $4,568,000  during the  comparable period  in  fiscal  2001.  Included  in the  current  period  is  primarily  the short-term  borrowings  from our current  lender.  For the comparable  period in fiscal 2001, the financing  activity  reflects the proceeds from the issuance of common stock  related to the  exercise of stock  options and warrants as well as purchases under the employee stock purchase plan.

            At  October  31,  2001,  total  debt  was  $18,483,000  compared  to
$14,122,000 at April 30, 2001.  This increase is primarily  attributable  to the increase in sales providing more borrowing  capacity under our credit  facility.
During the same periods, our trade payables have decreased by $2.3 million.

            The Company was not in compliance with certain  covenants  contained in its credit  facility on October 31, 2001. As a result,  a waiver was obtained from the  Company's  lender to bring the  Company  back in  compliance  with the credit facility.

            During the third and fourth  quarters  of fiscal  2001,  the Company incurred  significant losses due to a sudden and deep slowdown in the technology sector.  Losses have continued  during the first two quarters of fiscal 2002. In part as a result of these losses,  a portion of the Company's  accounts  payable continues to be past due. In response to the slowdown and continued aging of its payables,  the Company has executed  several cost reduction  measures  including major headcount  reductions.  The Company has also obtained  several term sheets for various  financing  alternatives.  Although there can be no assurances,  the
Company  believes  that  due to a  combination  of  operating  cash  flow in the
Company's normal course of business,  the Company's ability to obtain additional financing if necessary,  accommodations made by certain critical creditors,  and continued improvements in its operations, cash will be sufficient to satisfy the
Company's operating requirements for the current fiscal year.

                                       12

                           PART II - OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                        Exhibit 10.1 - Acknowledgement,  Waiver and Amendment to
                        Financing  Agreement by and between Datatec  Industries,
                        Inc.  and IBM Credit  Corporation,  dated  December  14,
                        2001.

            (b)  Reports on Form 8-K

                         None

                                       13

                                   SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                     DATATEC SYSTEMS, INC.
                                          Registrant

Date:  December 17, 2001             By: /s/ Isaac J. Gaon
                                         -------------------------------------
                                         Isaac J. Gaon
                                         Chairman, Chief Executive Officer and
                                         Acting Chief Financial Officer

                                       14