Form 10-Q
period 2002-01-31
DATATEC SYSTEMS INC
filed 2002-03-18
CIK 768119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2002
                                                ----------------

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-20688
                        ---------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        94-2914253
------------------------------                       ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

23 Madison Road, Fairfield, NJ                              07004
------------------------------                       ---------------------------
(Address of principal executive                          (Zip Code)
offices)

                                 (973) 808-4000
                ------------------------------------------------
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

The number of shares of  Registrant's  Common Stock  outstanding on February 28,
2002 was 34,454,064.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED JANUARY 31, 2002

                                      INDEX

PART I:     FINANCIAL INFORMATION

                                                                            Page
            Item 1: Consolidated Financial Statements

                    Balance Sheets as of April 30, 2001 and
                    January 31, 2002                                         3

                    Statements of Operations for the three months ended
                    January 31, 2001 and 2002                                4

                    Statements of Comprehensive Income for the
                    three months ended January 31, 2001 and 2002             5

                    Statements of Operations for the nine months ended
                    January 31, 2001 and 2002                                6

                    Statements of Comprehensive Income for the
                    nine months ended January 31, 2001 and 2002              7

                    Statements of Cash Flows for the nine months ended
                    January 31, 2001 and 2002                                8

                    Notes to Unaudited Consolidated Financial Statements     9, 10

            Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11, 12

PART II:    OTHER INFORMATION

            Item 6: Exhibits and Reports on Form 8-K                         13

                         PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  January 31, 2002
                                                   April 30, 2001   (unaudited)
                                                   --------------   ------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                        $    571,000    $     80,000
   Receivables, net                                   22,181,000      20,362,000
   Inventory                                           5,273,000       4,782,000
   Prepaid expenses and other current assets             792,000         944,000
                                                    ------------    ------------

               Total current assets                   28,817,000      26,168,000

Property and equipment, net                            5,050,000       3,695,000
Goodwill, net                                          2,665,000       2,665,000
Other assets                                           6,155,000       4,684,000
                                                    ------------    ------------

               Total assets                         $ 42,687,000    $ 37,212,000
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                            $ 13,912,000    $ 16,505,000
   Current portion of long-term debt                     210,000            --
   Accounts payable                                    9,803,000       8,564,000
   Accrued and other liabilities                       6,790,000       4,061,000
   Due to related parties                              1,414,000       1,414,000
                                                    ------------    ------------

               Total current liabilities              32,129,000      30,544,000
                                                    ------------    ------------

Long-term debt                                            14,000            --
Minority interest                                      9,675,000            --

SHAREHOLDERS' EQUITY:
   Common stock                                           34,000          35,000
   Additional paid-in capital                         43,241,000      53,059,000
   Accumulated deficit                               (42,053,000)    (46,078,000)
   Accumulated comprehensive loss                       (353,000)       (348,000)
                                                    ------------    ------------

      Total shareholders' equity                         869,000       6,668,000
                                                    ------------    ------------

       Total liabilities and shareholders' equity   $ 42,687,000    $ 37,212,000
                                                    ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the Three Months Ended
                                                        January 31,
                                               ----------------------------
                                                    2001          2002
                                               ------------   -------------

Revenues                                       $ 21,279,000    $ 16,318,000

Cost of revenues                                 18,554,000      11,407,000
                                               ------------    ------------

Gross profit                                      2,725,000       4,911,000

Selling, general and administrative expenses     12,130,000       6,357,000
                                               ------------    ------------

Operating loss                                   (9,405,000)     (1,446,000)

Interest expense                                    475,000         475,000
                                               ------------    ------------
 Loss before minority interest                   (9,880,000)     (1,921,000)

Minority interest                                  (171,000)           --
                                               ------------    ------------
 Net loss                                      ($10,051,000)   ($ 1,921,000)
                                               ============    ============

 Loss per share (Note 3):
 Basic and diluted:

 Loss per share                                ($       .30)   ($       .05)
                                               ============    ============
 WEIGHTED AVERAGE COMMON SHARES - BASIC          33,657,000      35,297,000
                                               ============    ============

 WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES  - DILUTED                   33,657,000      35,297,000
                                               ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)

                                               For the Three Months Ended
                                                     January 31,
                                             ------------------------------
                                                  2001          2002
                                             -------------   -------------

Net Loss                                     ($10,051,000)   ($ 1,921,000)

Other comprehensive income-
   Foreign currency translation adjustment           --             1,000
                                             ------------    ------------

Comprehensive Loss                           ($10,051,000)   ($ 1,920,000)
                                             ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Nine Months Ended
                                                        January 31,
                                               ----------------------------
                                                   2001            2002
                                               ------------    ------------

Revenues                                       $ 78,638,000    $ 53,840,000

Cost of revenues                                 56,302,000      35,249,000
                                               ------------    ------------

Gross profit                                     22,336,000      18,591,000

Selling, general and administrative expenses     30,899,000      20,773,000
                                               ------------    ------------

Operating loss                                   (8,563,000)     (2,182,000)

Interest expense                                  1,178,000       1,525,000
                                               ------------    ------------
 Loss before minority interest                   (9,741,000)     (3,707,000)

Minority interest                                  (511,000)       (318,000)
                                               ------------    ------------
 Net loss                                      ($10,252,000)   ($ 4,025,000)
                                               ============    ============

 Loss per share (Note 3):
 Basic and diluted:

 Net loss per share                            ($       .31)   ($       .11)
                                               ============    ============
 WEIGHTED AVERAGE COMMON SHARES - BASIC          33,562,000      35,085,000
                                               ============    ============

  WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES  - DILUTED                  33,562,000      35,085,000
                                               ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (unaudited)

                                                For the Nine Months Ended
                                                       January 31,
                                             -----------------------------
                                                  2001           2002
                                             -------------   -------------

Net Loss                                     ($10,252,000)   ($ 4,025,000)

Other comprehensive income-
   Foreign currency translation adjustment           --             5,000
                                             ------------    ------------

Comprehensive Loss                           ($10,252,000)   ($ 4,020,000)
                                             ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         For the Nine Months Ended
                                                                                                January 31,
                                                                                      -----------------------------
                                                                                         2001              2002
                                                                                      -------------   -------------
Cash Flows From Operating Activities:

  Net loss                                                                            ($10,252,000)   ($ 4,025,000)

    Adjustments to reconcile net income to net cash used in
    operating activities

       Depreciation and amortization                                                     3,700,000       3,581,000

       Accretion of preferred stock of subsidiary                                           61,000          38,000

       Changes in operating assets and liabilities:

           (Increase) decrease in accounts receivable                                   (4,561,000)      1,819,000

           (Increase) decrease in inventory                                                (49,000)        491,000

           Decrease (increase) in prepaid expenses and other assets                         89,000         (46,000)

           Increase (decrease) in accounts payable, accrued and other liabilities        3,090,000      (3,968,000)
                                                                                       ------------    ------------

       Net cash used in operating activities                                            (7,922,000)     (2,110,000)
                                                                                       ------------    ------------
Cash flows from investing activities:

       Purchases of property and equipment                                              (2,193,000)       (271,000)

       Investment in software development                                               (2,115,000)       (590,000)
                                                                                       ------------    ------------

       Net cash used in investing activities                                            (4,308,000)       (861,000)
                                                                                       ------------    ------------

Cash flows from financing activities:

       Net increase in short-term borrowings                                             7,167,000       2,527,000

       Net payments of indebtedness                                                       (715,000)       (158,000)

       Net proceeds from common stock/warrant issuances                                    624,000         106,000
                                                                                      ------------    ------------

       Net cash provided by financing activities                                         7,076,000       2,475,000
                                                                                      ------------    ------------

       Net effect of foreign currency translation on cash                                     --             5,000
                                                                                      ------------    ------------

       Net decrease in cash                                                             (5,154,000)       (491,000)

Cash at beginning of period                                                             10,077,000         571,000
                                                                                      ------------    ------------

Cash at end of period                                                                 $  4,923,000    $     80,000
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

       The accompanying  unaudited  consolidated  financial statements have been prepared in conformity with generally accepted accounting  principles consistent with those  applied  in, and should be read in  conjunction  with,  the  audited financial  statements for the year ended April 30, 2001.  The interim  financial information is unaudited,  but reflects all normal  recurring  adjustments  that are, in the opinion of management, necessary for a fair statement of results for the interim periods  presented.  The results for the three and nine months ended
January 31, 2002 are not necessarily  indicative of the results expected for the full fiscal year.

(3)   Loss per share

       Basic earnings per share is calculated  using the weighted average number of shares  outstanding  for the three months and nine months  ended  January 31,
2001 and 2002.  Diluted  earnings per share (if applicable) is calculated  using the weighted average number of shares  outstanding  plus the incremental  shares from assumed conversions of options,  debt and preferred stock for the three and nine months ended  January 31, 2001 and 2002.  Outstanding  options and warrants have been excluded for the three and nine months ended January 31, 2001 and 2002 as their inclusion would have been anti-dilutive for these periods.

(4)   Minority Interest

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
Under the Purchase Agreement, Cisco was granted an option to exchange the Shares for shares of Common Stock of eDeploy in the event of an initial public offering by eDeploy or the Common Stock of Datatec is delisted  from the Nasdaq  National
Market,  prior to November 2, 2002. Cisco was also granted an option to exchange the Shares for a portion of the  consideration  receivable by eDeploy or Datatec in the event of the sale of all the assets or equity of eDeploy to a third party prior to November 2, 2002.  The parties  also  entered  into an Investor  Rights
Agreement  pursuant to which Cisco  received  certain  registration  rights with respect to the  Shares.  Due to this  transaction,  the  minority  interest  was converted into equity.

(5)   Debt

       The Company was not in compliance with certain covenants contained in its credit facility on January 31, 2002. As a result, a waiver was obtained from the
Company's lender.

(6)   Supplemental Disclosure of Cash Flows

      Cash paid during the nine months ended January 31:

                                                2001            2002
                                            -----------      -----------
                    Interest Paid           $ 1,023,000      $ 1,444,000

(7)  New Accounting Pronouncement

       On June 30, 2001,  the FASB issued  Statements  on  Financial  Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill is subject to at least an annual  assessment for impairment by applying a  fair-value-based  test.  The Company has elected early adoption and as a result,  goodwill has not been amortized  during the three and nine months ended January 31, 2002.  Had early  adoption not been  elected,  the amortization  of goodwill would have been $109,000 per quarter.  The Company has determined that there has not been an impairment of the goodwill.

(8)   Segment Reporting

       Effective  fiscal 2002, the Company merged the operations of eDeploy into
Datatec and management no longer  reviews the financial  results of eDeploy on a stand-alone  basis.  As  such,  the  Company  will  no  longer  present  segment information.

(9)   Reclassifications

       Certain  prior  year  amounts  have been  reclassified  to conform to the current year financial statement presentation.

                                       10

Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations - For the Three Months and Nine Months Ended January 31, 2002
-----------------------------------------------------------------------------------

            REVENUES.  Revenues for the three and nine months ended  January 31,
2002 were  $16,318,000 and  $53,840,000  compared to $21,279,000 and $78,638,000 for the three  and nine  months  ended  January  31,  2001,  respectively.  This represents  a decrease  of 23.3% and 31.5% for the three and nine  months  ended
January 31, 2002 from the comparable periods in fiscal 2001, respectively.  This decrease is attributable to the  substantial  slowdown in the technology  sector during such periods.

            GROSS  PROFIT.  Gross  profits for the three and nine  months  ended
January 31, 2002 were  $4,911,000  and  $18,591,000  compared to $2,725,000  and
$22,336,000 for the three and nine months ended January 31, 2001,  respectively.
Gross  profits as a  percentage  of net sales were 30.1% and 34.5% for the three and nine months ended January 31, 2002 compared to 12.8% and 28.4% for the three and nine months ended January 31, 2001, respectively. The lower gross margins as a percentage of sales in the quarter  ended January 31, 2001 were  primarily due to the inability to eliminate  costs  associated with project  postponements  in such period.

            SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES.  Selling, general and administrative  expenses  for the three and nine months  ended  January 31, 2002 were $6,357,000 and $20,773,000  compared to $12,130,000 and $30,899,000 for the three and nine months ended January 31, 2001,  respectively.  As a percentage of sales, selling, general and administrative expenses were 39.0% and 38.6% for the three and nine months ended  January 31,  2002,  compared to 57.0% and 39.3% for the three and nine months ended January 31, 2001, respectively.  The decrease in selling,  general and  administrative  expenses is  attributable to ongoing cost saving measures implemented in the third quarter of fiscal 2001.

            INTEREST EXPENSE. Net interest expense for the three and nine months ended  January 31, 2002 were  $475,000 and  $1,525,000  compared to $475,000 and
$1,178,000  for the three and nine months ended January 31, 2001,  respectively.
The increase in interest expense is primarily due to additional interest charges associated with increased  borrowings and the recasting of certain  covenants by the Company's credit facility at the end of fiscal 2001.

New Accounting Pronouncements
-----------------------------

            On June 30, 2001, the FASB issued Statements on Financial Accounting
Standards No. 142, "Goodwill and Other Intangible  Assets." With the adoption of
Statement 142,  goodwill is no longer subject to amortization over its estimated useful life.  Rather,  goodwill is subject to at least an annual  assessment for impairment by applying a  fair-value-based  test.  The Company has elected early adoption and as a result,  goodwill has not been amortized  during the three and nine months ended January 31, 2002.  Had early  adoption not been  elected,  the amortization  of goodwill would have been $109,000 per quarter.  The Company has determined that there has not been an impairment of the goodwill.

                                       11

Financial Position
------------------

            During  the  nine  months  ended  January  31,  2002,  cash  used in operations was $2,110,000,  compared to $7,922,000  during the comparable period in fiscal 2001.  This decrease is  attributable  to ongoing cost saving measures implemented in the third quarter of fiscal 2001.

            Cash used for  investing  activities  during the nine  months  ended
January  31, 2002 was  $861,000  compared to  $4,308,000  during the  comparable period in fiscal 2001. This decrease is primarily  attributable to the reduction in capital expenditures associated with eDeploy in fiscal 2002.

            Cash provided by financing  activities  during the nine months ended
January 31, 2002 was  $2,475,000  compared to $7,076,000  during the  comparable period in fiscal 2001.  Included in the current period and the comparable period in fiscal 2001 are primarily short-term  borrowings from our current lender. For the comparable  period in fiscal 2001, the financing  activity also includes the proceeds  from the  issuance of common  stock  related to the  exercise of stock options and warrants as well as  purchases  under the  employee  stock  purchase plan.

            At  January  31,  2002,  total  debt  was  $16,505,000  compared  to
$14,136,000 at April 30, 2001. This increase is primarily  attributable to lower operating cash flow associated with a decrease in sales.  From April 30, 2001 to
January 31, 2002,  the  Company's  trade  payables  have also  decreased by $1.2 million.

            The Company was not in compliance with certain  covenants  contained in its credit  facility on January 31, 2002. As a result,  a waiver was obtained from the Company's lender.

            During the third and fourth  quarters  of fiscal  2001,  the Company incurred  significant losses due to a sudden and deep slowdown in the technology sector. Losses have continued during the first three quarters of fiscal 2002. In part as a result of these losses,  a portion of the Company's  accounts  payable continues to be past due. In response to the slowdown and continued aging of its payables,  the Company has executed  several cost reduction  measures  including
major  headcount  reductions.   The  Company  is  actively  considering  certain
proposals  with respect to certain  financings.  No assurances can be given that the  Company  will  consummate  any  such  proposal.  Although  there  can be no assurances,  the Company  believes that due to a combination  of operating  cash flow in the Company's normal course of business, the Company's ability to obtain additional  financing  if  necessary,  accommodations  made by certain  critical creditors, and continued improvements in its operations, cash will be sufficient to satisfy  the  Company's  operating  requirements  during  its  fourth  fiscal quarter.

                                       12

                           PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 10.1 - Acknowledgement, Waiver and Amendment to Financing
               Agreement by and between Datatec Industries,  Inc. and IBM Credit
               Corporation, dated March 14, 2002.

           (b) Reports on Form 8-K

                   (1)       On November 5, 2001,  the Company  filed a Form 8-K
                             dated  November 2, 2001  reporting  the exchange of
                             100,000  shares  of  Series  A  Preferred  Stock of
                             eDeploy.com,  Inc. , a wholly owned  subsidiary  of
                             Registrant ("eDeploy"), held by Cisco Systems, Inc.
                             ("Cisco") for  1,021,382  shares of Common Stock of
                             Registrant  pursuant to a Stock Purchase  Agreement
                             by and between  Registrant and Cisco.  The Form 8-K
                             included Pro Forma Consolidated  Balance Sheets and
                             Consolidated  Statements  of  Operations as of July
                             31, 2001 with respect to the transaction.

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

                                                   DATATEC SYSTEMS, INC.
                                                        Registrant

Date:       March 18, 2002                     By:/s/ Isaac Gaon
                                                  -----------------------------
                                                  Isaac J. Gaon
                                                  Chairman, Chief Executive Officer
                                                  and Acting Chief Financial Officer