Form 10-K
period 2002-04-30
DATATEC SYSTEMS INC
filed 2002-10-04
CIK 768119

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended April 30, 2002
                                 --------------
                                       OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from ________ to ________

                          Commission File No. 000-20688

                              DATATEC SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                   94-2914253
----------------------------------------     ------------------------------------
        (State of Incorporation)             (I.R.S. Employer Identification No.)

      23 Madison Road, Fairfield NJ                       07004
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (973) 808-4000
                                                   -----------------------------

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

                                   YES / / NO /X/

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates at August 30, 2002 was approximately $33,495,000. For purposes of computing  such market  value,  the  Registrant  has deemed as  affiliates  only executive officers, directors and their affiliates.

The total  number of shares of Common  Stock of the  Registrant  outstanding  at
August 31, 2002 was 35,767,393.

                                TABLE OF CONTENTS

PART I                                                                  PAGE

Item 1.     Business                                                      3
Item 2.     Properties                                                    9
Item 3.     Legal Proceedings                                             9
Item 4.     Submission of Matters to a Vote of Security Holders          10

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                          11
Item 6.     Selected Financial Data                                      13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    14
Item 7a.    Market Risk Disclosures                                      33
Item 8.     Financial Statements and Supplementary Data                  35
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                     69

PART III

Item 10.    Directors and Executive Officers of Registrant               70
Item 11.    Executive Compensation                                       73
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters               77
Item 13.    Certain Relationships and Related Transactions               80

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports          81
            on Form 8-K

                           FORWARD LOOKING STATEMENTS

IN ADDITION TO  HISTORICAL  INFORMATION,  THIS ANNUAL  REPORT  CONTAINS  FORWARD
LOOKING  STATEMENTS THAT INVOLVE RISKS AND  UNCERTAINTIES.  THE COMPANY'S ACTUAL
RESULTS COULD DIFFER  MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING
STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED
TO,   COMPETITION,   TECHNOLOGICAL   ADVANCES  AND  AVAILABILITY  OF  MANAGERIAL
PERSONNEL.  READERS ARE CAUTIONED  NOT TO PLACE UNDUE  RELIANCE ON THESE FORWARD
LOOKING  STATEMENTS,  WHICH  REFLECT  MANAGEMENT'S  ANALYSIS ONLY AS OF THE DATE
HEREOF.  DATATEC SYSTEMS, INC. UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE
FORWARD LOOKING  STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES  THAT ARISE AFTER
THE DATE HEREOF.

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY

Datatec Systems,  Inc. and its subsidiaries  (the "Company" or "Datatec") are in the business of providing rapid and accurate technology  deployment services and licensing  software  tools,  designed  to  accelerate  the  delivery  of complex
Information   Technology   ("IT")   solutions  for   Technology   Providers  and
Enterprises.  The  Company  markets its  services  primarily  to large  Original
Equipment  Manufacturers  ("OEM"),  systems  integrators,  independent  software
vendors,   telecommunications  carriers  and  service  providers  (collectively,
"Technology  Providers")  as  well  as to a  select  number  of  "Fortune  2000"
customers in the United States and Canada.

The Company's  deployment  services  include the  following:  (i) the process of
"customizing"   Internetworking  devices  such  as  routers  and  switches,  and computing devices such as servers and workstations to meet the specific needs of the user  (hereinafter  referred  to as  "configuration"),  (ii) the  process of integrating  these  hardware  devices  as well as  integrating  operational  and application  software on a network to ensure that they are  compatible  with the topology  of the  network  and all legacy  systems  (hereinafter  referred to as
"integration")  and (iii) the process of  physically  installing  technology  on networks (hereinafter referred to as "installation"). Also, the Company licenses
its  software  tools  through  its  Global  Integration   Services  division  to
organizations with their own installation forces.

The Company utilizes internally developed Web-enabled  implementation tools that
differentiate  its  deployment   services.   These  tools,   together  with  its
proprietary processes, allow the Company to rapidly and efficiently deliver high quality and cost effective  large-scale  technology  deployment solutions to its clients,  which  it  does  primarily  on a  fixed  time/fixed  cost  basis.  The components of the Company's implementation model are made up of a combination of people, processes and technology that include:

o    The  utilization of  eDeploy(TM),  a Web-based  software tool that provides collaboration  capabilities  for remote planning and design,  communication
     capabilities   through  fax,  voice,  data,  or  digital   photographs  and
     monitoring capabilities,  ensures that best practices are employed and that mission  critical  milestones  or timelines  are  escalated to  supervisory levels if missed by the responsible parties.  These features and others are designed to enhance the speed,  accuracy and productivity of the deployment process.

o    The utilization of IW2000 provides automation and mass customization in the configuration/integration  of Computing and Internetworking devices as well as application and  operational  software.  This  automation  significantly reduces  labor  costs  through  time  savings  as well as  through  reduced technical skill level requirements.

o    Two (2) staging and configuration  centers at which the Company carries out most of its complex integration and configuration  processes. By conducting these  activities  at  Datatec's  staging  centers,  and  utilizing,  where applicable,  its software tools, the Company is able to prepare and rollout project  components  so that they arrive at a customer  site in a "plug and play" state. In this way, customers' operations are minimally disrupted.

o    A field  deployment  force  capable  of  delivering  all  types of  complex
     technologies   due  to  the  "plug  and  play"  nature  of  the   Company's
     "configuration/integration" process.

The  Company  operates  out of 15  offices  and has a field  deployment  team of
approximately  250  people,  allowing  it  to  conduct  multiple,   simultaneous
large-scale  deployments  across the United  States and  Canada.  The  Company's deployment  capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace.

The  Company was  incorporated  in the State of Delaware on January 10, 1996 and
its  stock is traded on the  NASDAQ  National  Market  System  under the  symbol
"DATC".  The  Company  maintains  its  executive  offices  at 23  Madison  Road,
Fairfield,  New  Jersey  07004.  Its  telephone  number is (973)  808-4000.  The
Company's Website can be located at www.datatec.com.

RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002, the Company determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements and it identified  certain errors in its previously  issued financial statements related to total estimated contract values, total costs incurred with certain  long term  contracts  and certain  accrued and prepaid  expenses.  As a result, the Company has restated its previously issued financial  statements for the  years  ended  April  30,  2000  and 2001 and has  recorded  a prior  period adjustment  to its  accumulated  deficit  as of  April  30,  1999.  The  Company previously  reported a net loss of $1.633  million,  or $(0.05)  per share,  and
$21.145  million,  or $(0.63)  per share for the years  ended April 30, 2000 and
2001, respectively.  The restatements resulted in the Company reporting net loss of $1.924  million,  or $(0.06)  per share and net loss of $19.858  million,  or
$(.59) per share for the years ended April 30, 2000 and 2001, respectively.  The components of the restatements  and their effect on previously  issued financial statements  are set forth in Item 7.  Management's  Discussion  and  Analysis of
Financial  Condition and Results of Operations and in Notes 2 and 19 of Notes to
Consolidated Financial Statements.

DATATEC'S DEPLOYMENT SOLUTIONS

Technology  Providers  need to improve the  "absorption"  or "time to market" of their  products  in order to  maximize  return  on  sales,  as well as return on product development costs. In addition,  end users need to maximize their return on technology  investments  especially when one considers the rapid obsolescence factor,  which has a  negative  impact  on  returns  if the time to  deploy  new technology is not  minimized.  The speed and accuracy of deployment are critical factors in improving these fundamental ratios.

The   dynamics   that  are   driving   increasing   demand  for  the   Company's
software-enabled deployment offerings include the following:

o    The global  deployment  market is highly fragmented and, to the best of the
     Company's  knowledge,  there are no other companies that have focused their entire  business  model on this IT market  segment.  The need for a company devoted to providing  alternative solutions for deployment services becomes clear when one considers  that despite the speed of  technology  innovation over the past decade, the way in which technology is currently deployed has remained  relatively  constant over the same period.  Therefore,  it is not surprising that deployment has become a bottleneck and a major restraint to growth for Technology Providers.

o    Due to shorter  product life cycles and  increased  competitive  pressures, hardware manufacturers and software vendors alike must find ways to rapidly bring their products to market or face losing market share. The Company has shown a capability of reducing the time to deploy by between 40% and 80%.

o    By significantly  reducing the "time to market,"  Technology  Providers and users  benefit  from  improved  return  on sales and  return on  investment
     ("ROI"), respectively.

o    In order to maintain a  competitive  edge in the market,  corporations  are constantly  looking to become more  efficient and  technology  has become a major source of  competitive  advantage.  Speed of deployment has therefore become vital to improve company performance and increase ROI.

o    Due to the  utilization of software  tools,  error rates are  significantly reduced, thereby increasing customer satisfaction and efficiency.

o    Technologies are becoming increasingly complex,  which makes them extremely
     difficult   and  costly  to   implement,   especially   without  tools  and
     methodologies.  Given  the  downsizing  of many IT  departments  and  their preoccupation with core operations,  companies are increasingly  looking to outsource the deployment of new technologies,  especially in large, complex rollouts.

Today,  technology  companies are launching new products at an ever faster rate.
The  problem  is that due to the speed of change  there is  currently  a lack of trained  personnel to assimilate  these new products  rapidly and efficiently in the market.  The Company  believes  that the use of its tools better  aligns the current speed of technology introductions with the absorption of that technology in the market.

DATATEC'S SOFTWARE-ENABLED SERVICE OFFERINGS

The Company  has  created the  following  distinct  branded  solutions  targeted towards  specific market needs:  (i) Network Device  Deployment;  (ii) Computing
Device  Deployment;  (iii)  Technology  Refresh &  Migration,  and (iv) Site
Readiness & Infrastructure.

NETWORK  DEVICE  DEPLOYMENT  ("NDD").  NDD is the  software-enabled  process for staging, configuring,  integrating and installing new communication devices such as routers and switches.  Clients can elect to outsource one or all of the above functions.  They can also choose to carry out the first three  processes  within their own  manufacturing,  staging or  integration  facilities  using  Datatec's

IW2000.  In the past year, the Company  believes that it has moved this offering from the proof of concept  stage to an offering  with strong  demand and general market acceptance.

COMPUTING DEVICE DEPLOYMENT  ("CDD").  CDD is the  software-enabled  process for staging,  configuring,  integrating and installing new computing devices such as servers, workstations and laptops. Clients ship products to one of the Company's configuration centers for processing. However, before the deployment process can commence,  significant  pre-deployment time is spent in engineering,  designing, software  customization  and data  collection  to ensure  rapid  and  error-free deployment. The Company has identified CDD as a major opportunity for growth.

TECHNOLOGY  REFRESH &  MIGRATION  ("TRM").  TRM projects apply the Company's methodology  and  configuration  automation  tools  to  decrease  the  time  and complexity  of upgrading a client's  existing IT  infrastructure  and  equipment on-site.  Typical  TRM  projects  may  include  one or in some  cases all of the following:

o Migration  to a new desktop  operating  system,
o Migration  to a new server operating  system,
o Rollout  of  a  new  or  upgraded  application  suite,
o Introduction of Internet services, and
o Upgrade of the network infrastructure.

SITE  READINESS AND  INFRASTRUCTURE  ("SRI").  A major  technology  migration or upgrade  within an  organization  often  requires  an  overhaul  of a  company's physical  infrastructure  before the start of the migration or upgrade.  Datatec has  significant  experience  and  expertise  in  ensuring  that a site is fully capable of accepting new technology.  Infrastructure  improvement  could include one or all of the following:

o Data communications cabling,
o Telecommunications cabling,
o Power cabling, and
o Physical/structural pathway modification.

STRATEGY

The  Company's  mission is to see its  processes  and  methodologies,  which are encapsulated in its software tools,  become the DEFACTO  standard for technology deployment.  The  Company's  strategy  is to  achieve  this  by  providing  full end-to-end  software-enabled  deployment  services and by licensing its software tools to large Technology  Providers and certain  "Fortune 2000" companies.  The
Company is engaged in the following activities in support of this strategy:

o    Continuing to invest in the research and development of automated tools,

o    Creating strong long-term relationships with Technology Providers,  thereby providing a source for repeatable business,

o    Engaging its sales force to support the marketing  efforts of its strategic partners  like  Cisco,  IBM  and  AT&T,  as  well  as  looking  for new OEM relationship opportunities, and

o    Creating  relationships  with  non-competitive  and  complementary  service providers to extend  Datatec's  economic  influence  beyond the  deployment sphere in the asset lifecycle.

SALES AND MARKETING

The Company's  marketing efforts are focused on projects  requiring more complex solutions from a technical,  geographic  dispersion,  or time-sensitive point of view. In the Company's  experience,  more complex,  multi-site  deployments have significantly  less  competitive  pressures and generate  higher  proposal close rates and gross  margins  than  deployments  with less  complexity  and/or  less geographic dispersion.

Given the growth of the Internet economy,  the Company has over the past several years  focused on creating  relationships  with OEMs and  Technology  Providers.
These market  segments are in need of resources and processes to facilitate  the assimilation of new  technologies in their respective  markets.  By accelerating the absorption of technologies, the Company believes that it improves the return on sales for these  partners  and the return on new  technology  investment  for their partners and customers.

This strategy has helped establish a new "Indirect"  identity for the Company as it forms significant relationships with global OEMs and major integrators. These relationships  have in turn provided new and  additional  leverage for access to and identity in the Company's targeted market segments.

During  the  past  twelve  months,   the  Company  has  created  alliances  with
non-competitive  service providers in order to provide seamless solutions to end users. Any major technology deployment comprises four major phases:

o Planning,
o Design,
o Implementation, and
o Operations, or post sales support.

Datatec  focuses on the  implementation  phase but it is creating  relationships with companies  that address the other three phases in order to provide  greater asset lifecycle  support to its clients.  Collaboration in resource  allocation, planning and project  execution by the various partners is being enabled through
eDeploy(TM), allowing end users to benefit from the expertise of "best of breed"
providers without the disadvantages of having to manage the "agendas" of several and disparate IT providers.

CLIENTS

The Company  performs  deployment  services  directly to a variety of enterprise clients.  The  major  industry  segments  to which  Datatec  sells  are  Retail,
Financial  Services,  Insurance and  Hospitality,  which  typically have a large number of geographically  dispersed sites and deploy complex  technology.  Also, the Company delivers its services to end users through Technology Providers that utilize the Company's  deployment  services on a  project-by-project  basis. The
Company's clients include:

Enterprise - Direct                                 Technology Providers - Indirect
-------------------                                 -------------------------------
CVS Co.                                             American Telephone and Telegraph (AT&T)
Lowe's Companies, Inc.                              Bell South
Office Depot, Inc.                                  Cisco Systems, Inc.
Starbucks Corporation                               IBM Global Services
State Farm Mutual Automobile Insurance Company      Qwest Communications International Inc.
The Chubb Corporation                               Verizon
The Home Depot, Inc.                                Vertical Networks
Toys "R" Us, Inc.
Walgreen Co.

During each of the past three fiscal years,  revenue from the Company's services to a limited  number of customers has accounted for a substantial  percentage of the Company's  total revenue.  For the years ended April 30, 2000, 2001 and 2002 the Company's 15 largest customers  accounted for approximately 73%, 82% and 82%
of the  Company's  revenue,  respectively.  For the year ended  April 30,  2000,
Lowe's Companies, Inc. accounted for approximately 19% of the Company's revenue.
For the year ended April 30, 2001,  IBM Global  Services  and Lowe's  Companies,
Inc.  accounted  for  approximately  27%  and  21%  of  the  Company's  revenue, respectively.  For the  year  ended  April  30,  2002,  Lowe's  Companies,  Inc.
accounted for approximately 30% of the Company's revenue.  This concentration of customers  can cause the  Company's  revenue  and  earnings  to  fluctuate  from quarter to quarter,  based on  customer  requirements  and the timing of service delivery.

COMPETITION

Datatec   competes  with  other   companies   involved  in  the  design,   sale,
installation, integration and servicing of computer and networking technologies, as well as companies  that  develop  software  tools to automate the  technology implementation  process.  The IT  deployment  market  is highly  fragmented  and characterized  by a small  number of very large  organizations  that carry out a significant amount of deployment  services and a large number of small companies that in turn carry out small  amounts of  deployment.  Although  no one  company dominates the deployment  market,  many of the Company's  competitors are larger and have  substantially  more resources than the Company.  In addition to direct competition, the Company faces indirect competition from end users, many of whom internally  design,  integrate and deploy their own  technologies.  The Company, however,  knows of no other company that offers as its primary business rapid IT deployment  services or  software  tools  designed  to support  the  delivery of complex IT solutions.

INTELLECTUAL PROPERTY

The Company relies on a combination  of trade  secrets,  copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology.  The eDeploy  trademark is protected for ten years from February
1, 2000 under United States Trademark laws.

The Company has entered into confidentiality and invention assignment agreements with its software developers,  and, when obtainable,  enters into non-disclosure agreements with its suppliers,  distributors and others so as to limit access to and disclosure of its  proprietary  information.  There can be no assurance that these  statutory and  contractual  arrangements  will prove  sufficient to deter misappropriation of the Company's technologies or that the Company's competitors
will   not   independently   develop   non-infringing   technologies   that  are
substantially  similar to or superior to the Company's  technology.  The Company invested $2.8 million, $1.4 million and $0.5 million in product related research and  development  activities  during the fiscal years ended April 30, 2000, 2001 and 2002,  respectively.  The Company did not engage in any  customer  sponsored research and development activities during these fiscal years.

EDEPLOY.COM, INC.:

On November 2, 2001 the Company  acquired  100,000  shares of Series A Preferred
Stock  of  eDeploy.com,   Inc.  (the  "Shares"),   a  wholly  owned   subsidiary
("eDeploy.com"),  held by Cisco Systems,  Inc.  ("Cisco") through an exchange of
1,021,382  shares of Datatec's common stock.  Dividends  payable to Cisco during the  period  it  held  the  100,000  shares  of  Series  A  Preferred  Stock  of
eDeploy.com,  Inc.  are  included  in accrued and other  liabilities  and annual dividends, recorded prior to the exchange, are reflected as minority interest in the statements of operations.

EMPLOYEES

As of April 30, 2002, the Company had approximately 525 full-time employees.  Of these full-time  employees,  approximately 235 are employed under contracts with the  International  Brotherhood  of  Electrical  Workers  and the  International
Brotherhood of Electrical  Workers Local 3. The current  contract with the Union expires on December 31, 2004.

The  Company's  success  depends in large part upon its  ability to attract  and retain qualified employees,  particularly senior management, systems engineering personnel and sales  personnel.  The  competition for such employees is intense.
There can be no assurance  that the Company will be  successful in attracting or retaining any employees.  Any failure by the Company to retain  qualified senior management,  systems engineering personnel,  or sales personnel could materially adversely  affect the  Company's  business,  operating  results,  and  financial condition.  The Company  believes  that its  relationship  with its employees is satisfactory.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in leased facilities aggregating
39,570  square  feet at 23  Madison  Road,  Fairfield,  New  Jersey  07004.  The
headquarters  building is comprised of the Company's New York/New  Jersey office as well as one of the Company's two (2)  Configuration  Centers.  In addition to its  headquarters  building,  the Company  leases  throughout  the United States approximately  224,000  square feet of space in 13  locations  for its sales and
field   operations  and   configuration   centers.   Also,  the  Company  leases
approximately  2,000 square feet of space in one location in Canada. The Company believes that it has sufficient space to meet its operating needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company,  from time to time, is involved in routine  litigation  and various legal  matters in the ordinary  course of business.  The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on the results of operations or financial  position.  The Company is not a party to legal  proceedings  that  individually or in the aggregate are believed to be material to the Company's business.

On September 22, 2000,  Petsmart,  Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has
been  damaged  by  the  Company's  failure  to   satisfactorily   complete  work
contemplated by an agreement between the parties. Damages were unspecified. At a settlement  meeting  held on April  17,  2002,  discussions  were  held in which

Petsmart  proposed a series of  settlement  offers under which the Company would pay  damages  ranging  between  $7,000,000  and  $8,000,000.  In a letter to the
Company dated May 3, 2002,  Petsmart proposed  settlement offers under which the
Company would pay damages ranging between $5,000,000 and $7,000,000. The Company believes that it has meritorious defenses to the claims and it intends to defend this  vigorously.  Datatec  has further  counter-claimed  against  Petsmart  for amounts  owing to the  Company  under  the  contract.  These  amounts  have been reserved as part of the allowance for uncollectable accounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2002, the Company held its Annual Meeting of  Stockholders  for the year ended  April 30,  2001  whereby  the  stockholders  (a)  elected  seven (7)
directors and (b) approved the Amended and Restated 1998 Employee Stock Purchase
Plan. The vote on such matters was as follows:

(a)         Election of Directors:

                                                For                     Withheld
                                                ---                     --------
Isaac J. Gaon                                   32,426,400              87,264
William J. Adams, Jr.                           32,425,675              87,989
Frank P. Brosens                                32,426,400              87,264
Robert H. Friedman                              32,426,400              87,264
David M. Milch                                  32,425,675              87,989
Walter Grossman                                 32,426,400              87,264
Mark L. Berenblut                               32,426,400              87,264

(b)         Approval of Amended and Restated 1998 Employee Stock Purchase Plan

            For                    Against                  Abstain
            ---                    -------                  -------
            32,116,415              391,458                 5,791

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's  Common Stock is currently  traded on the Nasdaq  National  Market
System ("NASDAQ") under the symbol "DATC."  The Company's Common Stock commenced listing on the NASDAQ Small Cap Market on May 3, 1994. The following  table sets forth the high and low sale prices on NASDAQ for the periods indicated.

                                                           High       Low
                                                           ----       ---

        May 1, 2000         -     July 31, 2000           $9.25      $3.13
        August 1, 2000      -     October 31, 2000        $5.56      $2.69
        November 1, 2000    -     January 31, 2001        $4.63      $1.41
        February 1, 2001    -     April 30, 2001          $2.97      $0.44
        May 1, 2001         -     July 31, 2001           $1.29      $0.43
        August 1, 2001      -     October 31, 2001        $0.82      $0.48
        November 1, 2001    -     January 31, 2002        $1.31      $0.55
        February 1, 2002    -     April 30, 2002          $1.45      $0.83

Pursuant to a letter from the Nasdaq Stock Market,  Inc. ("Nasdaq") dated August
15, 2002, the Company received notification that its securities would be subject to delisting for failure to file its Form 10-K in a timely manner as required by
Nasdaq rules and regulations.  The Company requested a hearing,  as permitted by
Nasdaq rules and  regulations,  which  hearing  occurred on September  19, 2002.
Pursuant to a subsequent  letter dated  September 6, 2002, the Company  received notification  from  Nasdaq  that,  in addition  to the filing  delinquency,  the
Company  does not comply with the bid price  requirement  for its Common  Stock.
This issue was also heard at the hearing  which  occurred on September 19, 2002.
The Company has not yet received a  determination  by Nasdaq as to the continued
listing of its securities  subsequent to the September  19th hearing.  While the
Company's  filing of its Form 10-K on the date  hereof  will  satisfy the filing delinquency,  and  its  bid  price  met or  exceeded  $1.00  per  share  for ten consecutive  days prior to September 19th, no assurance can be given that Nasdaq will rule favorably on the Company's request for continued listing. In addition, with respect to the fiscal year ended April 30, 2002,  the Company does not meet
Nasdaq's minimum stockholder equity requirement.  Consequently,  the Company may receive an additional  notice of delisting,  as to which it  anticipates  filing another appeal.

As of August 31,  2002,  there were  approximately  222 holders of record of the
Company's Common Stock.

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

SUBORDINATED SECURED CONVERTIBLE DEBENTURES. On April 3, 2002 the Company raised
$2.0 million of financing (less  transaction costs of $0.170 million) to be used for working capital  purposes by issuing an aggregate of $2.0 million  principal amount of Subordinated  Secured Convertible  Debentures and Warrants to purchase an  aggregate  of 270,000  shares of the  Company's  common  stock at $1.416 per share.  The debentures  mature on July 2, 2003 and bear interest at a rate of 5%
per annum. The interest is due quarterly on March 31, June 30, September 30, and
December  31 of each year (with the first  interest  payment  due and payable on
September  30,  2002) and is  payable in cash or Common  Stock at the  Company's option.  The Company  recorded a discount of  $582,000  in  connection  with the issuance of the  Debentures.  The  warrants  have been  valued at  approximately
$291,000,  based on the Black  Scholes  Pricing  Model  utilizing  the following assumptions: expected life of 5.0 years; volatility of 119%; risk free borrowing rate of 4.4%.  This amount has been recorded as a discount  against the debt and will be accreted as interest  expense over the  remaining  life of the debt.  In addition,  in  accordance  with  Emerging  Issues Task Force  98-5,  an embedded beneficial  conversion feature of approximately  $291,000 has been recognized as additional  paid-in-capital  and will be accreted as additional interest expense over the  remaining  life of the debt.  Through  April 30, 2002,  $36,800 of the above  discounts has been accreted.  The Debentures are secured by all assets of the Company,  which security interest is junior to the security interest granted to the Company's existing senior lender.

The holder of each Debenture is entitled,  at its option, to convert at any time the  principal  amount of the  Debenture or any portion  thereof,  together with accrued but unpaid  interest,  into shares of the  Company's  Common  Stock at a conversion  price for each share of common stock equal to the lower of (a) $1.16 or (b) 100% of the  average of the two lowest  closing  bid prices of the Common
Stock on the principal market during the twenty consecutive  trading days ending with the last trading day prior to the date of conversion.  The conversion price may not be less than the floor  price of $0.65,  except to the  extent  that the
Company does not exercise its right to redeem the Debentures.

The agreement with the investors  contains a requirement for the Company to have effected the  registration of a sufficient  number of shares of its common stock by July 2, 2002 or incur penalties  equal to: (1) 2% of the product  obtained by multiplying the average closing sale price for the immediately  preceding 30 day period times the number of  registrable  securities  the  investor  holds or may acquire pursuant to conversion of the Convertible  Debenture and the exercise of
Warrants on the last day of the applicable 30 day period  (without giving effect to any  limitation  on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture holders and is incurring the penalties  described herein.  Pursuant to an  agreement  dated  September  27,  2002,  the  Company has agreed to issue an aggregate of 60,736  shares of Common Stock to the investors in exchange for the
cancellation  of  approximately   $48,600  of  the  penalties  incurred  through
September 1,2002.

Also, the Debentures  contain a provision which reduces the conversion  price by five percent  (5%) if the  Company's  common  stock into which the  Debenture is converted is not listed on NASDAQ  National  Market or NASDAQ Smallcap Market on
the  conversion  date and will be reduced by an additional  five percent (5%) on such  date if the  Common  Stock  is also  not  listed  on the  Over-The-Counter
Bulletin Board (without,  in either such case,  regard to the Floor Price).  The conversion price is subject to further  reduction in the event the Company sells common stock below the applicable conversion price.

For the "Equity  Compensation Plan Information"  table, please refer to Item 12, which begins on page 77.

ITEM 6.  SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial  data of the Company for the years ended and at April 30, 1998, 1999, 2000, 2001 and 2002.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the Company's  consolidated financial statements and the notes thereto appearing elsewhere herein.

                                                              Year Ended
                                                              April 30,
                                                 (in thousands, except per share data)
Operating Results:                        1998 (a)   1999 (a)   2000 (a)   2001 (a)        2002
                                          --------   --------   --------   --------        ----

   Revenue                               $ 76,804   $ 91,799   $ 93,316   $ 94,352      $ 70,277
   Operating income (loss)                    517     (3,432)      (244)   (17,461)        1,944
   Minority interest                         --         --         --         (682)         (318)
   Loss from continuing
   Operations                              (1,218)    (5,285)    (1,924)   (19,858)       (4,387)
   Discontinued operations                 (2,768)      (315)      --         --            --
   Net loss                                (3,986)    (5,600)    (1,924)   (19,858)       (4,387)

Per Share Amounts
   Net loss:
      Basic and Diluted:
         Loss from continuing
         operations                      $  (0.05)  $  (0.18)  $  (0.06)  $  (0.59)     $  (0.12)
         Discontinued operations            (0.10)     (0.01)      --         --            --
                                         --------   --------   --------   --------      --------
         Net loss per share              $  (0.15)  $  (0.19)  $  (0.06)  $  (0.59)     $  (0.12)
                                         ========   ========   ========   ========      ========

Share Information:
   Average common and potentially
   dilutive shares Basic and Diluted       26,451     29,517     31,541     33,608        35,162

Balance Sheet Data:
   Working capital (deficit)             $  1,022   $ (2,797)  $ 10,773   $ (6,396)(b)  $ (4,942)(b)
   Total assets                            37,813     40,585     53,180     40,864        34,619
   Long-term debt                           2,415        607        226      1,428         2,873

   Total stockholders' equity (deficit)    10,068      9,235     15,260     (3,629)        2,279(c)

(a)  As restated.  See Note 2 to the consolidated  financial statements included elsewhere herein. Also, see prior comments on restatement on page 4.
(b)  Includes  a $3.0  million  Term  Loan  due in  2003,  required  under  loan agreement to be classified as current.
(c)  Includes  conversion of minority interest to common stock investment during fiscal 2002.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

THE FOLLOWING  DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING
OF SECTION 27A OF THE  SECURITIES  ACT.  SUCH  STATEMENTS  REFLECT THE COMPANY'S
CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND  FINANCIAL  PERFORMANCE  AND ARE
SUBJECT TO CERTAIN RISKS,  UNCERTAINTIES AND ASSUMPTIONS.  SHOULD ONE OR MORE OF
THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE
INCORRECT,  ACTUAL RESULTS MAY VARY  MATERIALLY  FROM THOSE  ANTICIPATED IN SUCH
FORWARD LOOKING STATEMENTS.

OVERVIEW

The  Company is in the  business  of  providing  rapid and  accurate  technology deployment services and licensing software tools to support Technology Providers and  Enterprises  in the  delivery of complex IT  solutions.  Utilizing  two (2)
regional staging and configuration  centers and its own field deployment team of approximately  250 people  operating  out of 15 offices,  the  Company  conducts multiple simultaneous  large-scale deployments for organizations  throughout the
United States and Canada. The Company believes its consistent,  rapid deployment model  enables its  Enterprise  customers  to  accelerate  the  assimilation  of networking  technologies  into their  organizations  and  allows its  Technology
Providers to enhance the absorption of their products in the marketplace.

The  Company  began  utilizing   software  tools  as  the  main  driver  of  its
configuration and integration  services when it acquired Computer Aided Software
Integration,  Inc. ("CASI") in 1996. This acquisition  brought with it IW2000, a suite of software tools used in the  configuration  and  integration  processes.
During fiscal 1999 the Company began expanding its development of software tools
to  incorporate   several  new  applications  in  addition  to  IW2000  and  has incorporated them into a new product,  eDeploy(TM).  These applications include:
Preparation and Design, Configuration and Integration, DeploymeNt Management and
Transition and Maintenance.  During that year the Company brought the activities of  developing,  marketing,  selling and managing the  licensing of its software into  its  CASI  subsidiary.  The  Company  then  changed  the  name  of CASI to
eDeploy.com,  Inc. ("eDeploy.com").  Subsequently,  the Company realized that it was more efficient to manage all of its activities  under one operating unit. As a  result,  the  activities  of  eDeploy.com,  Inc.  were  integrated  into  the operations of Datatec.  The Company fully  integrated the application of eDeploy into its  operations  during the later part of the fiscal  year ended  April 30,
2001.

RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002 the Company  determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements. Also, the Company identified certain errors in its previously issued financial  statements  related to total estimated  contract values,  total costs incurred  with  certain  long term  contracts  and  certain  accrued and prepaid expenses.  As a result, the Company has restated its previously issued financial statements  for the years ended April 30, 2000 and 2001 and has recorded a prior adjustment  to its  accumulated  deficit  as of  April  30,  1999.  The  Company previously  reported a net loss of $1.633  million,  or $(0.05)  per share,  and
$21.145  million,  or $(0.63)  per share for the years  ended April 30, 2000 and
2001, respectively.  The restatements resulted in the Company reporting net loss of $1.924  million,  or $(0.06)  per share and net loss of $19.858  million,  or
$(0.59) per share for the years ended April 30, 2000 and 2001, respectively. The following  management's  discussion  and  analysis of  financial  condition  and results of operations gives effect to the restatement.

A summary of the  significant  effects of the  restatements  for fiscal 2000 and fiscal  2001  is  set  forth  below  and  discussed  in  Notes  2 and  19 to the
Consolidated Financial Statements.

                                                   Fiscal Year Ended      Fiscal Year Ended
                                                     April 30, 2000        April 30, 2001
                                                     --------------        --------------

                                                     As                    As
                                                 Previously    As      Previously    As
                                                  Reported   Restated   Reported   Restated
                                                  --------   --------   --------   --------
                                              (Dollars in thousands, except per share amounts)
Consolidated statements of operations data:
   Revenue                                       $ 95,148   $ 93,316   $ 94,285   $ 94,352
   Cost of revenue                                 60,381     66,244     66,476     78,581
   Gross margin                                    34,767     27,072     27,809     15,771
   Selling, general and administrative expenses    34,720     27,316     46,157     33,232
   Operating income (loss)                             47       (244)   (18,348)   (17,461)
   Net income (loss)                               (1,633)    (1,924)   (21,145)   (19,858)
   Net loss per share:
      Basic                                      $  (0.05)  $  (0.06)  $  (0.63)  $  (0.59)
Consolidated balance sheet data:
   Receivables, net                              $ 23,849     21,732   $ 22,181     20,024

   Prepaid expenses and other current assets        1,301      1,936        792      1,126
   Accrued and other liabilities                    3,482      7,413      6,790      9,555
   Accumulated deficit                            (20,908)   (26,693)   (42,053)   (46,551)
   Stockholders' equity                            21,045     15,260        869     (3,629)

RECENT DEVELOPMENTS

SUBORDINATED SECURED CONVERTIBLE DEBENTURES. On April 3, 2002 the Company raised
$2.0 million of financing (less  transaction costs of $0.170 million) to be used for working capital  purposes by issuing an aggregate of $2.0 million  principal amount of Subordinated  Secured Convertible  Debentures and Warrants to purchase an  aggregate  of 270,000  shares of the  Company's  common  stock at $1.416 per share.  The debentures  mature on July 2, 2003 and bear interest at a rate of 5%
per annum. The interest is due quarterly on March 31, June 30,

September 30, and December 31 of each year (with the first interest  payment due and payable on September 30, 2002) and is payable in cash or Common Stock at the
Company's option. The Company recorded a discount of $582,000 in connection with the issuance of the Debentures.  The warrants have been valued at  approximately
$291,000,  based on the Black  Scholes  Pricing  Model  utilizing  the following assumptions:  expected life of 5.0 years;  volatility of 119 percent;  risk free borrowing  rate of 4.405  percent.  This amount has been  recorded as a discount against the debt and will be accreted as  interest  expense  over the  remaining life of the debt.  In addition,  in accordance  with Emerging  Issues Task Force
98-5, an embedded  beneficial  conversion feature of approximately  $291,000 has been recognized as additional paid-in-capital and will be accreted as additional interest  expense over the remaining  life of the debt.  Through April 30, 2002,
$36,800 of the above discounts has been accreted.  The Debentures are secured by all assets of the  Company,  which  security  interest is junior to the security interest granted to the Company's existing senior lender.

The holder of each Debenture is entitled,  at its option, to convert at any time the  principal  amount of the  Debenture or any portion  thereof,  together with accrued but unpaid  interest,  into shares of the  Company's  Common  Stock at a conversion  price for each share of common stock equal to the lower of (a) $1.16 or (b) 100% of the  average of the two lowest  closing  bid prices of the Common
Stock on the principal market during the twenty consecutive  trading days ending with the last trading day prior to the date of conversion.  The conversion price may not be less than the floor  price of $0.65,  except to the  extent  that the
Company does not exercise its right to redeem the Debentures.

The agreement with the investors  contains a requirement for the Company to have effected the  registration of a sufficient  number of shares of its common stock by July 2, 2002 or incur penalties  equal to: (1) 2% of the product  obtained by multiplying the average closing sale price for the immediately  preceding 30 day period times the number of  registrable  securities  the  investor  holds or may acquire pursuant to conversion of the Convertible  Debenture and the exercise of
Warrants on the last day of the applicable 30 day period  (without giving effect to any  limitation  on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture holders and is incurring the penalties  described herein.  Pursuant to an  agreement  dated  September  27,  2002,  the  Company has agreed to issue an aggregate of 60,736  shares of Common Stock to the investors in exchange for the
cancellation  of  approximately   $48,600  of  teh  penalties  incurred  through
September 1,2002.

Also, the Debentures  contain a provision which reduces the conversion  price by five percent  (5%) if the  Company's  common  stock into which the  Debenture is converted is not listed on NASDAQ  National  Market or NASDAQ Smallcap Market on
the  conversion  date and will be reduced by an additional  five percent (5%) on such  date if the  Common  Stock  is also  not  listed  on the  Over-The-Counter
Bulletin Board (without,  in either such case,  regard to the Floor Price).  The conversion price is subject to further  reduction in the event the Company sells common stock below the applicable conversion price.

SENIOR CREDIT FACILITY.  The Company's  existing credit facility with IBM Credit
Corporation  consists of (i) a $16 million three-year  revolving credit facility and (ii) a $3 million  three-year  term loan payable in monthly  installments of principal and interest.  The  borrowings  under the revolving line of credit are based on a  formula  of 85% of  eligible  receivables  and  25-35%  of  eligible inventory.  Both the revolving line of credit and the term loan bear interest at prime plus 4.25%.

The credit facility  initially required the Company to comply with the following financial  ratios,  percentages  and  amounts  as of the last day of the  fiscal period under review by IBM Credit Corporation:

COVENANT                                        COVENANT REQUIREMENT
--------                                        --------------------
Revenue  on an Annual  Basis  (i.e.,            Greater than zero and equal
the current  fiscal  year-to-date               to or less than 40.0:1.0
Revenue annualized) to Working Capital

Net Profit to Revenue                           Equal to or greater than zero
                                                percent

Total Liabilities to Tangible Net Worth         Greater than zero and equal to or
                                                less than 6.0:1.0

Fixed Charge Coverage Ratio                     Equal to or greater than
                                                1.25:1.0 for fiscal year ended
                                                April 30, 2000; 1.50:1.0 for
                                                fiscal year ended April 30,
                                                2001; 1.75:1.0 for fiscal year
                                                ended April 30, 2002 and
                                                thereafter. Covenants are
                                                measured quarterly.

The covenants have been revised on several occasions. The following is a summary of the covenants currently in place:

          COVENANT                              COVENANT REQUIREMENT
          --------                              --------------------

Revenue on an Annual Basis (i.e.,               Greater than 5.0:1.0 and equal
annualized current fiscal revenue               to or less than 25.0:1.0
year-to-date) to Working Capital

Net Profit to Revenue                           Equal to or greater than 0.10
                                                percent

Tangible Net Worth                              Equal to or greater than $2.5
                                                million

Debt Service Ratio                              Equal to or greater than 2.0:1.0

Total Liabilities to Total Net Worth            Equal to or less than 5.0:1.0

The Company was not in compliance with one or more of the financial covenants of its credit facility as of the quarters ended January 31, 2001 and April 30, 2001 of  fiscal  2001  and  as of  each  quarter  end of  fiscal  2002.  The  amounts outstanding  under the revolving  credit  facility and term loan as of April 30,
2001 and 2002 have been  classified  as  current in the  Company's  consolidated balance  sheets.  The  Company  and  IBM  Credit  Corporation  entered  into  an

Acknowledgment,  Waiver and  Amendment  to the  Inventory  and  Working  Capital
Financing Agreement as of the end of each quarter. The following is a summary of the covenant violations for each quarter:

PERIOD            COVENANT                  REQUIREMENT                  ACTUAL
------            --------                  -----------                  ------

Jan 31 2001   Net Profit to Revenue    Equal to or greater than 0.0%     Net loss

Apr 30 2001   Annual Revenue to        Greater than 0 and equal to or    (25.5) to 1.0
              Working Capital          less than 25.0 to 1.0

Jul 31 2001   Annual Revenue to       Greater than 0 and equal to or     (4.5) to 1.0
              Working Capital         less than 25.0 to 1.0

              Net Profit to Revenue   Equal to or greater than 0.1%      (1.7)%

              Tangible Net Worth      Equal to or greater than           $(1.1) million
                                      $2.5 million

Oct 31 2001   Annual Revenue to       Greater than 0 and equal to        (22.2) to 1.0
              Working Capital         or less than 25.0 to 1.0

              Net Profit to Revenue   Equal to or greater than 0.1%      (1.7)%

              Tangible Net Worth      Equal to or greater than           $(3.8) million
                                      $2.5 million

Jan 31 2002   Net Profit to Revenue   Equal to or greater than 0.1%     (9.0)%

Apr 30 2002   Net Profit to Revenue   Equal to or greater than 0.1%     (10.7)%

              Debt Service Ratio      Equal to or greater than 2.0      (2.5) to 1.0
                                      to 1.0

IBM Credit Corporation has notified the Company that it does not intend to renew the existing  revolving  credit facility upon its expiration in November 2002 or the term loan upon its expiration in February 2003. Such  expiration  dates will be  extended  to  August  1,  2003 in the  event  the  Company  fails to  secure replacement  financing  before  that date.  Accordingly,  the  Company is in the process of seeking a replacement for these  facilities.  Although the Company is confident that it will be able to refinance this debt, there can be no assurance that it will be able to do so.

CONVERSION  OF MINORITY  INTEREST.  On November 2, 2001,  the Company  exchanged
100,000 shares of Series A Preferred Stock of eDeploy.com, Inc. ("eDeploy.com"),
a wholly owned subsidiary,  held by Cisco Systems,  Inc. ("Cisco") for 1,021,382 shares of Datatec's common stock in a stock for stock transaction. This exchange was made pursuant to a stock  Purchase  Agreement by and between the Company and
Cisco.

CRITICAL ACCOUNTING POLICIES

The Company's  deployment  services are generally  provided at a fixed  contract price pursuant to purchase orders or other agreements with its customers,  while its software  licensing is done on a "per seat" basis over a specified period of time and its Application Service Provider ("ASP") activities are based on usage.

Services from  deployment  activities are performed  primarily  under  long-term contracts, but may be performed under short-term workorders or time and material
arrangements.   The  Company's  typical  long-term  contract  contains  multiple elements  designed to track the various services  required under the arrangement with the customer.  These  elements are used to identify  components of progress billings,  but are  combined  for  revenue  recognition  purposes.  The  Company recognizes revenue earned under long-term  contracts utilizing the percentage of completion  method of  accounting  by measuring  direct labor costs  incurred to total  estimated  labor costs.  Under the  percentage  of  completion  method of accounting,  revenue, costs and gross margin are recognized as work is performed based on the  relationship  between  direct labor  incurred and total  estimated labor.

Contracts are reviewed at least quarterly and if necessary,  revenue,  costs and gross  margin are  adjusted  prospectively  for  revisions  in  estimated  total contract  value  and  total  estimated  contract  costs.  Estimated  losses  are recognized when identified.

Payment  milestones  differ  according  to the  customer  and  the  type of work performed.  Generally,  the Company invoices customers and payments are received throughout  the  deployment  process and, in certain  cases,  in advance of work performed  if a  substantial  amount of up front costs is  required.  In certain cases  payments  are  received  from  customers  after  the  completion  of site installation.  However,  revenue  and costs  are only  recognized  on  long-term contracts to the extent of the  contracts'  percentage of  completion.  Unbilled revenue,  which is classified as a current asset,  is recorded for the amount of revenue earned in excess of billings to customers.  Deferred revenue is recorded as a current  liability for the amount of billings in excess of revenue  earned.
Costs incurred in excess of percentage of completion are deferred and classified as a current asset, while accrued costs are classified as current liabilities.

The Company's  cost of  deployment  services  consists of four main  categories:
labor,  materials,  project  expenses and allocated  indirect costs. The Company estimates progress toward completion of its contracts by applying the percentage of direct labor incurred to total estimated  direct labor.  Direct costs (labor, materials,  and project  expenses) are charged  directly to projects as they are incurred.  Indirect  costs are then  applied to projects  and a gross  margin is
determined.   This  enables  management  to  track  all  costs  associated  with
delivering  services  to  its  customers.   Project  managers  and  other  field
supervisors  manage and are evaluated,  in part, on how projects'  actual direct costs compare to their estimated direct costs. Operations management manages and is evaluated, in part, on how projects' actual gross margins compare to targeted gross margins.

Labor  consists of salaries and  benefits of the  Company's  field  installation force as well as staging and  configuration  personnel.  The materials  category includes all materials used in the installation process such as connectors, wall plates, conduits, and data and electrical cable. Project expenses include travel and living  expenses for the  installation  teams,  equipment  rentals and other costs that are not labor or materials costs. In addition,  indirect costs,  such as software amortization,  warehouse expense, material handling costs, etc., are
allocated  to  projects  on  bases  that  reflect  management's   estimate  of
absorption of these costs by each project (generally direct labor hours).

The Company  capitalizes  certain computer software costs incurred in accordance with Statement of Financial  Accounting  Standards No. 86,  "Accounting  for the
Costs of Computer Software to be Sold, Leased or Otherwise  Marketed." Also, the
Company capitalizes certain costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1,  "Accounting for the Costs of Computer  Software  Developed or Obtained  for Internal  Use." Once
technological  feasibility has been established,  software development costs are captured in the Company's job costing system under specific  projects related to the development effort. Costs related to software developed for external use are amortized  using the  greater  of the ratio that  current  gross  revenue  for a product bears to the total of current and anticipated  future gross revenues for the  product,  or a  maximum  of three  years  using  the  straight-line  method beginning  when the products are  available  for general  release to  customers.
Costs related to internal use software are amortized over a period not to exceed three years.

As of April 30,  2002,  the Company had net  operating  loss  carryforwards  for
Federal tax purposes of approximately $53 million. United States tax rules limit the amount of net operating  loss that  companies may utilize in any one year in the event of a 5%  shareholder  having  cumulative  changes in ownership  over a three-year  period  in excess  of 50%.  The  Company  does not  believe  that it incurred  a change of  ownership  that  limits its  ability  to utilize  its net operating loss carryforwards as of April 30, 2002, although ownership changes in future  periods may pose  limitations on the Company's use of net operating loss carry forwards.  During fiscal 2001 and 2002, the Company determined that it was unlikely that it would realize net operating loss carry  forwards,  and as such, has provided a valuation allowance offsetting these carryforwards.

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Significant estimates underlying the accompanying consolidated financial  statements  include  estimated  revenues under  long-term  contracts, estimated costs to complete long-term  contracts,  recoverability of intangibles and other  long-lived  assets,  allowance  for doubtful  accounts and  inventory carrying values. Actual results could differ from those estimates.

The Company  elected to early adopt the  provisions  of SFAS 142  "Goodwill  and
Other Intangible  Assets." (See Note 1). These provisions  require that goodwill no longer be subject to  amortization  but rather be reviewed  periodically  for impairment and that other  identifiable  intangibles be separated and those with finite  lives be  amortized  over their useful  lives.  Goodwill and  intangible assets with indefinite  lives must be assessed once a year for  impairment,  and more frequently if circumstances  indicate a possible  impairment.  Based on its evaluation,  which,  in part, was based on certain fair value  assumptions,  the
Company  determined  that  there is no  impairment  to its  goodwill  and  other intangible assets.

The following  discussion and analysis  should be read in  conjunction  with the
Company's   Consolidated   Financial  Statements  and  Notes  thereto  appearing
elsewhere herein.

RESULTS OF OPERATIONS

The consolidated statements of operations for the Company are summarized below.

                                         April 30, 2000        April 30, 2001        April 30, 2002
                                         --------------        --------------        --------------

                                                  % Of                   % Of                  % Of
                                                   Net                    Net                   Net
                                       Amount    Revenues     Amount    Revenues    Amount    Revenues
                                       ------    --------     ------    --------    ------    --------

Revenue                             $  93,316     100.00%    $ 94,352    100.00%   $ 70,277    100.00%

Cost of revenue                        66,244      70.99%      78,581     83.28%     48,102     68.45%
                                    ---------     ------     --------    ------    --------    ------

Gross margin                           27,072      29.01%      15,771     16.72%     22,175     31.55%

Selling, general
and administrative
expenses                               27,316      29.27%      33,232     35.22%     24,119     34.32%
                                    ---------     ------     --------    ------    --------    ------

Operating income (loss)                  (244)     (0.26)%    (17,461)   (18.51)%    (1,944)    (2.77)%

    Interest expense                   (1,680)     (1.80)%     (1,715)    (1.82)%    (2,125)    (3.02)%
                                    ---------     ------     --------    ------    --------    ------

Loss before
minority interest                      (1,924)     (2.06)%    (19,176)   (20.32)%    (4,069)    (5.79)%
Income taxes                           -
Minority interest                      -                         (682)    (0.72)%      (318)    (0.45)%
                                    ---------     ------     --------    ------    --------    ------

Net loss                            $  (1,924)     (2.06)%   $(19,858)   (21.05)%   $(4,387)    (6.24)%
                                    =========      =====     ========    ======     =======     =====

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2002 AND 2001

REVENUE

Datatec has a direct and indirect sales strategy. Its direct sales are mainly to
"Fortune  2000"  customers  which have  significant  numbers  of  geographically dispersed sites and where the technology being implemented is complex.  As such,
Retail,  Insurance,  Hospitality  and Financial  Services are  Datatec's  target market  segments.  These market  segments are highly  challenging for most small
sized  integrators,   but  Datatec's  software  tools,  processes  and  national operations allow it to operate successfully within these segments.  When Datatec adopted an  indirect  model in 1998 by selling  its  service  offerings  through
Technology  Partners to their clients that fall within  Datatec's  target market
segments,   Datatec   decided  to  reduce   channel   conflict   by  adopting  a
"preservation"  strategy  with  its  direct  accounts  and  opted  to  grow  its operations primarily through its Indirect channel.  Therefore the revenue growth within  each  market  segment  was not  dependent  upon the  segment's  relative economic environment, but was the result of the new strategy adopted by Datatec.

REVENUE: Revenue for the year ended April 30, 2002 was $70.3 million compared to
$94.4  million for the year ended  April 30,  2001,  representing  a decrease of approximately  26%.  Deployment  Services revenue  decreased to $68.3 million in fiscal 2002 from $92.5 million in fiscal 2001, a decrease of 26%, while software licensing  revenue  increased  to $2.0  million  from $1.9  million for the same period.  The decrease in revenue was  attributed  to the  continued  slowdown in technology  deployment across  industries  through the quarter ended January 31,
2002,  which  delayed  business  decisions  until the  Company's  fourth  fiscal quarter.  Revenue from  Technology  Providers  decreased  51%,  going from $47.5 million  in 2001 to $23.3  million in 2002,  as these  companies  were  severely impacted  by the  slowdown  in  technology  spending.  Revenue  from  Enterprise customers  increased by $0.1 million,  going from $46.9 million in 2001 to $47.0 million in fiscal 2002,  as the slowdown in  technology  spending had less of an impact on the retailing sector than on other sectors.

GROSS  MARGIN.  Gross margin for the years ended April 30, 2001 and 2002 were as follows (in thousands):

                                                   April 30,
                                           ---------------------------
                                             2001              2002
                                           --------          --------

Revenue                                    $94,352           $70,277
                                           -------           -------
Cost of revenue:
   Direct labor                             33,678            21,814
   Materials                                18,023            11,364
   Project expenses                         12,847             9,597
   Amortization of software development      1,544             1,723
   Other indirect costs                     12,489             3,604
                                            ------             -----
Total cost of revenue                       78,581            48,102
                                            ------            ------
Gross margin                               $15,771           $22,175
                                           ========          =======

Gross margin as a percentage  of revenue  increased for the year ended April 30,
2002  from the year  ended  April 30,  2001 to 32% from 17% while the  amount of gross margin  increased to $22.2  million  from $15.8  million.  The increase in gross  margin was  primarily  due to an  approximate  50%  reduction in indirect salary costs during fiscal year 2002, a more efficient  delivery of services and lower materials costs.  These were partially offset by a decrease in revenue for the year  ended  April 30,  2002  from  April 30,  2001 of  approximately  $24.1 million.

Labor  costs as a percent of revenue for the years ended April 30, 2002 and 2001 were  approximately  31% and 36%,  respectively.  The  decrease in direct  labor during fiscal 2002 was the result of personnel  cutbacks  started  during fiscal
2001 caused by lower  revenue.  Materials  costs as a percentage of revenue over the same periods were approximately 16% and 19%,  respectively.  The decrease in materials costs was directly related to the decrease in overall revenue. Project
expense   costs  as  a  percentage   of  revenue  over  the  same  periods  were
approximately 14% for both years. These costs remained  relatively constant as a percentage  of  revenue  generated  as  the  overall  components  of  a  typical deployment contract remained unchanged. Occasionally, the materials component of a contract may vary depending upon the deployment requirements.

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative  expenses  for the years ended April 30, 2002 and 2001 were $24.1 million and $33.2  million  respectively,  representing  a decrease of 27%. As a percentage of revenue,  selling, general and administrative expenses represented
34% of revenue for the year ended  April 30,  2002  compared to 35% for the year ended  April 30,  2001.  The  decrease in  selling,  general and  administrative expenses  was due to cost  savings  programs,  primarily  personnel  reductions, initiated  during the fiscal year ended April 30, 2001 but fully realized in the current year.

Interest  expense.  Interest  expense for the year ended April 30, 2002 was $2.1 million, including $38,793 interest accreted in connection with the Subordinated
Secured  Convertible  Debentures and Warrants,  compared to $1.7 million for the year ended April 30,  2001.  The  increase  is  attributable  to higher  average borrowings and borrowing costs.

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2001 AND 2000

Revenue:  Revenue for the year ended April 30, 2001 was $94 million  compared to
$93.3  million for the year ended April 30,  2000,  representing  an increase of approximately  1%.  Deployment  Services  revenue  increased to $92.5 million in fiscal 2001 from $92.2 million in fiscal 2000, while software  licensing revenue increased to $1.9 million from $1.1 million for the same period. The decrease in
revenue  was  attributed  to  the  slowdown  in  technology   deployment  across
industries.  Revenue from  Technology  Providers  more than doubled,  going from
$23.6 million in 2000 to $47.5  million in 2001, as the Company's  focus on this segment began to show results.  Revenue from Enterprise customers decreased 33%, going from $69.7 million in 2000 to $46.9 million in fiscal 2001, as the Company changed its marketing focus towards Technology Providers.

GROSS  MARGIN.  Gross margin for the years ended April 30, 2000 and 2001 were as follows (in thousands):

                                                          April 30,
                                                  ------------------------
                                                    2000             2001

Revenue                                           $93,316          $94,352
                                                  -------          -------
Cost of revenue:
   Direct labor                                    30,288           33,678
   Materials                                       13,726           18,023
   Project expenses                                14,799           12,847
   Amortization of software development               594            1,544
   Other indirect costs                             6,837           12,489
                                                    -----           ------
Total cost of revenue                              66,244           78,581
                                                   ------           ------
Gross margin                                      $27,072          $15,771
                                                  =======          =======

Gross margin as a percentage  of revenue  decreased for the year ended April 30,
2001 from the year ended April 30,  2000 to 17% from 29% while the gross  margin decreased to $15.8 million from $27.1 million.  The decrease in gross margin was primarily due to higher labor costs, a more significant materials cost component and an  approximate  33% increase in indirect  salary  costs during  fiscal year
2001.

Labor  costs as a percent of revenue for the years ended April 30, 2001 and 2000 were approximately 36% and 33%,  respectively.  The increase in direct labor was the result of hiring  additional labor in anticipation of additional  volume and not reacting  quickly  enough to the dramatic  reduction in orders that occurred during  the second  half of fiscal  2001.  Materials  costs as a  percentage  of revenue  over the same  period  were  approximately  19% and 15%,  respectively.
During  fiscal 2001 the  materials  component  of revenue was similar to that of fiscal 2000, but the Company greatly reduced its margin on materials revenues in response  to a  strong  competitive  environment.  Project  expense  costs  as a percentage  of revenue  over the same  period  were  approximately  14% and 16%, respectively.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general   and
administrative  expenses  for the year ended April 30,  2001 were $33.2  million compared to $27.3  million for the year ended April 30,  2000,  representing  an
increase  of  22%.  As  a   percentage   of  revenues,   selling,   general  and
administrative  expenses  represented  35% for the year  ended  April  30,  2001 compared  to 29% for the year ended  April 30,  2000.  The  increase in selling, general and  administrative  expenses was  primarily  due to  increased  salary, benefits and payroll taxes associated with higher headcount levels in the fiscal quarters ended July 31 and October 31, 2000.

INTEREST  EXPENSE.  Interest expense for the year ended April 30, 2001 was $1.72 million, compared to $1.68 million for the year ended April 30, 2000.

BACKLOG

Backlog  for the  Company's  services as of August 31,  2000,  2001 and 2002 was
$46.6 million, $48.6 million and $75.6 million,  respectively.  Backlog consists of purchase  orders and written  agreements  with customers for which a customer has  scheduled  the  provision  of  services  within the next 12 months.  Orders included in backlog may be canceled or rescheduled by customers without penalty.
A variety of conditions,  both specific to the individual customer and generally affecting the  customer's  industry,  may cause  customers to cancel,  reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely  replacement of canceled,  delayed or reduced orders.  Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers  could  have a  material  adverse  effect on the  Company's  business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN MAJOR BALANCE SHEET CLASSIFICATIONS

CURRENT  ASSETS:  Current  assets  as of April  30,  2002 and 2001  amounted  to approximately  $24.5 million and $27.0  million,  respectively.  The decrease of approximately  $2.5 million is the result

of lower  revenue  generated  during the year ended  April 30,  2002,  causing a decrease in accounts  receivable and cash, and a requirement for lower inventory levels.

PROPERTY AND  EQUIPMENT:  Property  and  equipment as of April 30, 2002 and 2001 amounted to  approximately  $3.3  million and $5.3  million,  respectively.  The
decrease  of   approximately   $2.0  million  reflects  a  decrease  in  capital
expenditures  as the Company  adjusted  its spending  levels to reflect  current business activity.

OTHER  ASSETS:  Other  assets  as  of  April  30,  2002  and  2001  amounted  to approximately  $4.2  million and $6.0  million,  respectively.  The  decrease of approximately  $1.8 million  reflects the decrease in the investment in software development  as the Company  adjusted  its  spending  levels to reflect  current business activity.

CURRENT LIABILITIES:  Current liabilities as of April 30, 2002 and 2001 amounted to approximately $29.5 million and $33.4 million,  respectively. The decrease of approximately  $3.9 million is  attributable  to the decrease in activity during fiscal  2002  and the use of  proceeds  from the  sale of  Subordinated  Secured
Convertible  Debentures  to pay down  current  obligations.  This  decrease  was partially offset by an increase in the Company's short-term borrowings.

MINORITY  INTEREST:  As previously  described,  minority interest was eliminated during the year ended April 30, 2002 due to the conversion of Cisco's investment in eDeploy.com, Inc. into Common Stock of the Company.

CASH FLOW: Cash used in operating  activities  decreased to $4.7 million for the fiscal  year ended  April 30,  2002 from $9.8  million for the fiscal year ended
April 30, 2001 primarily as a result of aggressive cost-cutting initiated during fiscal  2001,  but more fully  realized  during the year ended April 30, 2002. A decrease  in  inventory,  resulting  from  the  decrease  in  revenue  and  more aggressive cash management contributed to the cash flow from operations.

Cash used in investing  activities  decreased by  approximately  $3.6 million to
$1.2  million for the year ended  April 30, 2002 from $4.8  million for the year ended April 30, 2001. The decrease was the result of the cost reduction  program by the Company  initiated  during fiscal 2001 and carried through to fiscal 2002 and of a reduction in the investment in software  development during fiscal 2002 as the  development  of the  Company's  eDeploy(TM)  solution wAs  substantially completed in the prior year.

Cash  provided  from  financing  activities  increased by  approximately  $0.35 million for the year ended April 30, 2002 to $5.4  million from $5.1 million for the year ended April 30, 2001.  Cash was  generated  primarily  from the sale of
Subordinated Secured Convertible  Debentures ($1.83 million, net) and short-term borrowings  ($3.6 million) for the fiscal year ended April 30, 2002,  while cash generated  during the year ended April 30, 2001 primarily  arose from short-term borrowings ($4.8 million) and the sale of common stock ($0.973 million),  offset by the repayment of debt of approximately $0.778 million.

LIQUIDITY

The net loss of $19.9  million  incurred  during the fiscal year ended April 30,
2001  resulted in a strain on the Company's  cash  resources and the net loss of
$4.4  million for the fiscal  year ended  April 30,  2002 added to this  strain.
Although the Company took dramatic  measures to cut costs, the Company's working capital line has been close to its maximum allowable levels and the average days outstanding  of its trade  payables  have  extended  beyond  normal credit terms granted by  vendors.  The loss for the  fiscal  year  ended  April 30,  2002 was substantially  less than the prior year's loss and the Company's  operating plan for the fiscal year ending April 30, 2003 projects profitable results.  However,
the  Company   continues  to  experience   tight  liquidity  and  extended  days
outstanding of its trade payables.  It is  aggressively  managing its cash as it works to return to profitability.  Furthermore,  IBM Credit Corp., the Company's
working  capital  lender,  has  notified  the Company that it does not intend to renew its working  capital line and term loan beyond  August 1, 2003 (see Note 6 of the Consolidated Financial Statements).  As a result, the Company is actively seeking replacement financing.

Achievement  of its fiscal 2003  operating  plan depends upon the timing of work performed  by the  Company on existing  projects,  the ability of the Company to gain and perform  work on new  projects,  the ability of the Company to maintain positive  relations  with its key  vendors  and the  ability  of the  Company to
replace  its  current  working  capital   financing   line.   Multiple   project
cancellations, delays in the timing of work performed by the Company on existing projects, the inability of the Company to gain and perform work on new projects, or the inability of the Company to replace its current working capital financing line could have an adverse impact on the Company's  liquidity and on its ability to execute its operating plan.

The Company has taken action to ensure its  continuation  as a going concern.  A summary of recent events and the Company's completed or planned actions follow:

     Demand  for the  Company's  services  has  increased  dramatically  and the backlog of contracted  business as of August 31, 2002 was at a record $75.6 million.

     The Company initiated and completed substantial cost saving measures during the fiscal years ended April 30, 2001 and 2002 and now has a cost structure in line with its expected revenue.

     As a result of the  increase in demand for the  Company's  services and the cost  reduction  measures  initiated  over the past two years,  the Company achieved profitability during the fourth quarter of fiscal 2002 and expects to maintain profitability throughout fiscal 2003.

     Management  has been seeking to replace its working  capital line and raise additional  capital to support its growth in business.  It is encouraged by the preliminary  response it has received from the financial  community and it expects to raise the necessary financing.

The Company was not in compliance with one or more of the financial covenants of its credit facility as of the quarters ended January 31, 2001 and April 30, 2001 of fiscal 2001 and as of each  quarter end of fiscal  2002.  The Company and IBM
Credit Corporation  entered into an Acknowledgment,  Waiver and Amendment to the
Inventory and Working Capital Financing Agreement as of the end of each quarter.
The following is a summary of the covenant violations for each quarter:

PERIOD          COVENANT                  REQUIREMENT                        ACTUAL
------          --------                  -----------                        ------

Jan 31 2001     Net Profit to Revenue     Equal to or greater than 0.0%     Net loss

Apr 30 2001     Annual Revenue to         Greater than 0 and equal to or
                Working Capital           less than 25.0 to 1.0             (25.5) to 1.0

Jul 31 2001     Annual Revenue to         Greater than 0 and equal to or
                Working Capital           less than 25.0 to 1.0             (4.5) to 1.0

                Net Profit to Revenue     Equal to or greater than 0.1%     (1.7)%

                Tangible Net Worth        Equal to or greater than          $(1.1) million
                                          $2.5 million

Oct 31 2001     Annual Revenue to         Greater than 0 and equal to or    (22.2) to 1.0
                Working Capital           less than 25.0 to 1.0

                Net Profit to Revenue     Equal to or greater than 0.1%     (1.7)%

                Tangible Net Worth        Equal to or greater than $2.5     $(3.8) million
                                          million

Jan 31 2002     Net Profit to Revenue     Equal to or greater than 0.1%     (9.0)%

Apr 30 2002     Net Profit to Revenue     Equal to or greater than 0.1%     (10.7)%

                Debt Service Ratio        Equal to or greater than 2.0      (2.5) to 1.0
                                          to 1.0

IBM Credit  Corporation,  the Company's working capital lender, has notified the
Company that it does not intend to renew its working  capital line and term loan beyond August 1, 2003 (see Note 7 of the Consolidated Financial Statements).  As
a result, the Company is actively seeking replacement financing.

INFLATION:  In the  opinion  of  management,  inflation  has not had a  material adverse effect on its results of operations.

SEASONALITY:  The  Company's  business is  affected  on a seasonal  basis to the extent  of its  activity  with the  retail  sector.  As a  result,  the  Company generally  generates  lower  revenue in its third  fiscal  quarter  (November  1 through January 31).

QUARTERLY FLUCTUATIONS:  Although the Company has recently secured a substantial
30-month  contract,  generally it does not have contracts that last beyond 12 to
18 months.  Its ability to generate net revenue is dependent upon obtaining many new projects each year.  Period-to-period  comparisons  between years may not be meaningful or indicative of operating results over a longer period.

RELATED PARTY TRANSACTIONS

Mr.  William J.  Adams,  Jr., a Director of the  Company,  is the  President  of
WhiteSpace,  Inc.,  which  company  had been  retained by the Company to provide consulting  services to the Company.  Fees paid to WhiteSpace,  Inc.  during the years  ended April 30,  2000,  2001 and 2002  amounted  to $57,000,  $93,000 and
$125,000,   respectively.  This  relationship  has  concluded  and  the  Company anticipates no fees to be paid in the future.

Mr. Robert H. Friedman,  a Director of the Company,  is a member of the law firm of Olshan Grundman Frome Rosenzweig  &  Wolosky LLP, which law firm has been retained by the Company  during the last fiscal  year.  Fees  received  from the
Company  by such firm  during  the last  fiscal  year did not  exceed 5% of such firm's or the Company's revenue.

CONTINGENCIES

On September 22, 2000,  Petsmart,  Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has
been  damaged  by  the  Company's  failure  to   satisfactorily   complete  work
contemplated by an agreement between the parties. Damages were unspecified. At a settlement  meeting  held on April  17,  2002,  discussions  were  held in which
Petsmart  proposed a series of  settlement  offers under which the Company would pay  damages  ranging  between  $7,000,000  and  $8,000,000.  In a letter to the
Company dated May 3, 2002,  Petsmart proposed  settlement offers under which the
Company would pay damages ranging between $5,000,000 and $7,000,000. The Company believes that it has meritorious defenses to the claims and it intends to defend this  vigorously.  Datatec  has further  counter-claimed  against  Petsmart  for amounts owing to the Company under the contract.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The  following  is a summary  of  obligations  and  commitments  to make  future payments under short-term borrowing,  long-term debt, capital lease obligations, unconditional purchase obligations and other obligations (see Notes 7, 8, 10, 13 and 15 of the Consolidated Financial Statements).

                                                         PAYMENTS DUE BY PERIOD
   CONTRACTUAL OBLIGATIONS                                   (IN THOUSANDS)

                                                            LESS
                                                            THAN 1
                                               TOTAL        YEAR       1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                               -----        ----       ---------   ---------   -------------
   Short-term borrowings                       17,464      17,464
   Long-Term Debt                               1,414                   1,414
   Capital Lease Obligations                       44          42           2
   Operating Leases                            12,608       2,623       4,729        1,894          3,362
   Unconditional Purchase Obligations           1,659       1,659
   Other Long-Term Obligations                  1,457                   1,457
   Total Contractual Cash Obligations          34,646      21,788       7,602        1,894          3,362

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001,  the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement  of  Financial   Accounting   Standards  ("SFAS")  No.  141  "Business
Combinations" and SFAS 142 "Goodwill and Other Intangible Assets,"  collectively
"the Standards." The Standards require all business combinations initiated after
June 30, 2001 to be accounted for using the purchase method of accounting,  that
goodwill  no  longer  be  subject  to   amortization   but  rather  be  reviewed
periodically  for  impairment,   and  that  other  identifiable  intangibles  be
separated  and those with finite  lives be amortized  over their  useful  lives.
Goodwill and intangibles  with indefinite lives must be assessed once a year for impairment, and more frequently if circumstances indicate a possible impairment.
The Company is required to adopt these  provisions on May 1, 2002;  however,  it elected to adopt the Standards on May 1, 2001 and  evaluated the carrying  value of its Goodwill and other intangible assets. Based on its evaluation,  which, in part, was based on certain fair market value assumptions, the Company determined that there is no impairment to its Goodwill and other intangible assets.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development  and normal  operation  of  long-lived  assets,  except for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting  with fiscal  years  beginning  after June 15,  2001.  Earlier application is encouraged. The Company is currently evaluating the impact of the new accounting  standard and plans to adopt the new  accounting  standard in its financial statements for the fiscal year ending April 30, 2003.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 addresses financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes FASB Statement No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and  Long-Lived  Assets  to Be  Disposed  Of,"  and the  accounting  and reporting  provisions of  Accounting  Principles  Board ("APB")  Opinion No. 30,
"Reporting  the Results of  Operations - Reporting  the Effects of Disposal of a
Segment of a Business,  and  Extraordinary,  Unusual and Infrequently  Occurring
Events and  Transactions,"  for the  disposal of a segment of a  business.  This
Statement  also  amends  Accounting  Research  Bulletin  No.  51,  "Consolidated
Financial  Statements,"  to  eliminate  the  exception  to  consolidation  for a subsidiary  for which control is likely to be temporary.  The provisions of this
Statement are required to be applied  starting with fiscal years beginning after
December 15, 2001.  The Company is  currently  evaluating  the impact of the new accounting  standard  on existing  long-lived  assets and plans to adopt the new accounting standard in its financial statements for the fiscal year ending April
30, 2003.

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Statements No.
4, 44 and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections."
This  Statement  eliminates  the  automatic  classification  of  gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
APB Opinion No. 30. This Statement also requires  sale-leaseback  accounting for certain  lease  modifications  that have  economic  effects  that are similar to sale-leaseback  transactions,  and makes various other technical  corrections to existing  pronouncements.  This  Statement will be effective for the Company for the fiscal year ending

April 30, 2004. The Company does not believe that the adoption of this Statement will have a material effect on the Company's  results of operations or financial position.

In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities." SFAS No. 146 will supersede  Emerging Issues
Task  Force  Issue  No.  94-3,  "Liability   Recognition  for  Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal  plan be recognized  when  incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 7A.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Financial  Instruments  - The  estimated  fair values of financial
instruments   have  been  determined  by  the  Company  using  available  market information  and  appropriate  valuation  methodologies.  However,  considerable judgment is required in  interpreting  market data to develop the  estimates  of fair value.  Accordingly,  the estimates  presented  herein are not  necessarily indicative  of the amounts that the Company  could  realize in a current  market exchange.

The Company has not entered into,  and does not expect to enter into,  financial instruments for trading or hedging purposes.

The  Company is  currently  exposed to  material  future  earnings  or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's  long-term debt obligations are at variable rates. The
Company does not  currently  anticipate  entering into interest rate swap and/or similar instruments.

The following  methods and  assumptions  were used to estimate the fair value of the financial instruments:

      Trade  accounts  receivable  and payables and accrued  expenses.  The fair value of these receivables and payables equal their carrying value because of their short maturities.

      Revolving  Credit Line and Terms Loans.  Interest rates that are currently available  the  Company  for  issuance  of debt  with  similar  terms  and remaining  maturities  are used to estimate fair value for debt issues for which no market quotes are  available.  The carrying  amount of these debt facilities is believed to be a reasonable estimate of fair value. The fair market value of the Company's  short and long-term  debt is not contingent upon interest rates.

      Interest Rates.  The Company is exposed to market risk from changes in the interest rates on a significant  portion of its outstanding  indebtedness.
      Certain outstanding balances under the Credit Agreement bear interest at a variable  rate  based  on  a  margin  over  Prime.  Based  on  the  amount outstanding  as of April 30,  2002,  a 100 basis point  change in interest rates would  result in an  approximate  $169,000  change to the  Company's annual interest expense.  For fixed rate debt interest rate changes affect the fair  market  value of such  debt,  but do not  impact  the  Company's earnings or cash flows.  Based on the amount  outstanding  as of April 30,
      2002 and  scheduled  payments  to  debtholders,  a 10 percent  increase in market rates would result in an approximate 1 percent decrease in the fair market value of these  obligations.  The table below provides  information about the  Company's  debt  obligations  that are  sensitive to changes in interest rates (amounts in thousands).

                                                                            Fair Market    Fair Market
                                                                Expected    Value(1) At    Value(1) At
                         Rate and                               Maturity      Market         Adjusted     %
Facility      Principal  Payment Terms                             Date        Rate           Rate(2)   Change
--------------------------------------------------------------------------------------------------------------
Subordinated             5.0%; quarterly interest payments
Secured                  beginning on 9/30/02 and continuing
Convertible    $2,000    until principal is repaid at maturity.   7/2/03    $1,992(3)       $1,976      (1)%
Debentures
Note to former
executive                17.5%; monthly interest payments,
officer         1,414    principal due at maturity.               4/15/04     1,659(4)        1,638      (1)%

1.   Fair market value is calculated by discounting  the scheduled cash payments at the market or adjusted rate.
2.   Market rate increased by 10%.
3.   Commercial  and  industrial  loan rate of 6.75% for  moderate  risk,  31 to
     365-day loans  (Federal  Reserve Survey of Terms of Business  Lending,  May
     6-10, 2002).
4.   Commercial  and  industrial  loan rate of 7.46%  for  moderate  risk,  over
     365-day loans  (Federal  Reserve Survey of Terms of Business  Lending,  May
     6-10, 2002).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statements Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 36
Consolidated Balance Sheets as of April 30, 2001 (restated) and 2002 . . . . 37
Consolidated Statements of Operations For the Years Ended
  April 30, 2000 (restated), 2001 (restated) and 2002 . . . . . . . . . . . .38
Consolidated Statements of Comprehensive Income Loss For the Years
  ended April 30, 2000 (restated), 2001 (restated) and 2002. . . . . . . . . 39
Consolidated Statements of Changes in Stockholders' Equity, (Deficit)
  For the Years Ended April 30, 2000 (restated), 2001 (restated) and 2002. . 40
Consolidated Statements of Cash Flows For the Years Ended
  April 30, 2000 (restated), 2001 (restated) and 2002. . . . . . . . . . . . 41
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 42

                                    SCHEDULES

Schedule II -Valuation and Qualifying Accounts . . . . . . . . . . . . . . . 68

Schedules  other than the one  listed  above  have been  omitted  since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Datatec Systems, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of Datatec Systems,
Inc. (the "Company") as of April 30, 2002 and 2001, and the related consolidated statements of operations,  comprehensive  loss, changes in stockholders'  equity
(deficit),  and cash flows for each of the three years in the period ended April
30, 2002. Our audits also included the financial  statement  schedule  listed in the Index at Item 14(a)(2).  These financial  statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial  statements and financial  statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the financial  position of the Company as of April 30, 2002 and 2001,  and the results of its  operations and its cash flows for each of the three years in the period ended April 30, 2002,  in conformity  with  accounting principles  generally  accepted in the United  States of America.  Also,  in our opinion,  such financial statement schedule,  when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed in Note 2, the  consolidated  financial  statements  for the years ended April 30, 2001 and 2000 have been restated.

Deloitte & Touche LLP

New York, New York
October 2, 2002

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           April 30,
                                                                      -------------------
                                                                        2001       2002
                                                                      --------   --------
                                                                     (AS RESTATED -
                                                                      SEE NOTE 2)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $    571   $     49
   Receivables, net                                                     20,024     17,204
    Inventory                                                            5,273      3,176
    Prepaid expenses and other current assets                            1,126      4,096
                                                                      --------   --------
               Total current assets                                     26,994     24,525
Property and equipment, net                                              5,252      3,259
Goodwill, net                                                            2,665      2,665
Other assets                                                             5,953      4,170
                                                                      --------   --------
               Total assets                                           $ 40,864   $ 34,619
                                                                      ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                              $ 13,912   $ 17,464
   Current portion of long-term debt                                       210         42
   Accounts payable                                                      9,713      7,789
   Accrued expenses and other liabilities                                9,555      4,172
                                                                      --------   --------
                  Total current liabilities                             33,390     29,467
                                                                      --------   --------
LONG-TERM DEBT:
   Due to related parties                                                1,414      1,414
   Other long-term debt                                                     14          2
   Subordinated secured convertible debentures, net
     of unamortized discount of $543                                      --        1,457
                                                                      --------   --------
TOTAL LONG-TERM DEBT                                                     1,428      2,873
                                                                      --------   --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        9,675       --
                                                                      --------   --------
STOCKHOLDERS' EQUITY  (DEFICIT)
Preferred Stock, $.001 par value (authorized
    4,000,000 shares, none issued and
    outstanding as of April 30, 2001 and 2002)                            --         --
Common stock, $.001 par value (authorized 75,000,000
    shares; issued and outstanding 33,754,000 shares
    and 35,591,000 shares as of April 30, 2001 and
    2002, respectively)                                                     34         35
Additional paid-in capital                                              43,241     53,532
Accumulated deficit                                                    (46,551)   (50,938)
Accumulated other comprehensive loss                                      (353)      (350)
                                                                      --------   --------
      Total stockholders' equity (deficit)                              (3,629)     2,279
                                                                      --------   --------
                Total liabilities and stockholders' equity (deficit)  $ 40,864   $ 34,619
                                                                      ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                             For the Year Ended
                                                                 April 30,
                                               ----------------------------------------------
                                                     2000          2001             2002
                                                     ----          ----             ----

                                                (AS RESTATED -  (AS RESTATED -
                                                SEE NOTE 2)      SEE NOTE 2)

Revenue                                        $     93,316    $     94,352    $     70,277
Cost of revenue                                      66,244          78,581          48,102
                                               ------------    ------------    ------------
Gross margin                                         27,072          15,771          22,175
Selling, general and administrative expenses         27,316          33,232          24,119
                                               ------------    ------------    ------------
Operating loss                                          244          17,461           1,944
Interest expense                                     (1,680)         (1,715)         (2,125)
                                               ------------    ------------    ------------
Loss before income taxes and
minority interest                                     1,924          19,176           4,069
Income taxes                                           --              --               --
Minority interest                                      --              (682)           (318)
                                               ------------    ------------    ------------
Net loss                                       $      1,924    $     19,858    $      4,387
                                               ============    ============    ============

Net Loss Per Share - Basic and Diluted         $      (0.06)   $      (0.59)   $      (0.12)
                                               ============    ============    ============

Weighted average common shares
outstanding - Basic and Diluted                  31,541,000      33,608,000      35,162,000

The accompanying notes are an integral part of these consolidated financial statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                             For the Year Ended
                                                                 April 30,
                                               ----------------------------------------------
                                                     2000          2001             2002
                                                   -------       --------          -------

                                                (AS RESTATED -  (AS RESTATED -
                                                SEE NOTE 2)      SEE NOTE 2)

Net loss                                           $ 1,924       $ 19,858         $ 4,387

Other comprehensive (income) loss -
  foreign currency translation adjustment                5              5              (3)
                                                   -------       --------          -------

Comprehensive loss                                 $ 1,929       $ 19,863          $ 4,384
                                                   =======       ========          =======

The accompanying notes are an integral part of these consolidated financial statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                                             Total
                                                                        Additional  Additional               Accumulated     Stock-
                            Preferred    Preferred  Common     Common    Paid-in     Paid-in                    Other       holders'
                              Stock        Stock     Stock      Stock    Capital     Capital    Accumulated  Comprehensive   Equity
                             Shares       Amount     Shares    Amount   Preferred    Common       Deficit       Loss       (Deficit)
                            ---------    ---------  -------    ------   ---------    -------    -----------  -------------  --------
Balance at May 1, 1999
as previously reported         120          --     30,489,000    $30       $935     $33,382      $(19,275)      $(343)      $14,729

Prior period adjustments
(see Note 2)                                                                                       (5,494)                   (5,494)
                               ---        ----     ----------    ---       ----     -------      --------       -----       -------
Balance at May 1, 1999 (as
restated - see Note 2)         120          --     30,489,000     30        935      33,382       (24,769)       (343)        9,235

Exercise of warrants and
options                         --          --      2,263,000      2         --       7,543             --          --        7,545

Issuance of common stock
under Employee Stock
Purchase Plan                   --          --        188,000     --         --         409             --          --          409

Conversion of preferred
stock into common stock       (120)         --        473,000      1      (935)         934             --          --           --

Net loss (as restated -
see Note 2)                     --          --             --     --         --          --        (1,924)          --      (1,924)

Effect of exchange rate
changes                         --          --             --     --         --          --             --         (5)          (5)

Balance at April 30, 2000      ---        ----     ----------    ---       ----     -------      --------       -----       -------
(as restated - see Note 2)      --          --     33,413,000     33         --      42,268       (26,693)       (348)       15,260

Exercise of warrants and
options                         --          --        106,000     --         --         325             --          --          325

Issuance of common stock
under Employee Stock
Purchase Plan                   --          --        235,000      1         --         648             --          --          649

Net loss (as restated -
see Note 2)                     --          --             --     --         --          --       (19,858)          --     (19,858)

Effect of exchange rate
changes                         --          --             --     --         --          --             --         (5)          (5)

Balance at April 30, 2001      ---        ----     ----------    ---       ----     -------      --------       -----       -------
(as restated - see Note 2)      --          --     33,754,000     34         --      43,241       (46,551)       (353)      (3,629)

Exercise of warrants and
options                         --          --        405,000     --         --          32             --          --           32

Issuance of common stock in
connection with eDeploy
transaction                     --          --      1,021,000      1         --       9,617             --          --        9,618

Issuance of warrants in
connection with Debenture
Financing                       --          --             --     --         --         412             --          --          412

Issuance of common stock
under Employee Stock
Purchase Plan                   --          --        411,000                --         230             --          --          230

Net loss                        --          --             --     --         --          --        (4,387)          --      (4,387)

Effect of exchange rate changes --          --             --     --         --          --             --           3            3
                               ---        ----     ----------    ---       ----     -------      --------       -----       -------

Balance at April 30, 2002       --          --     35,591,000    $35         --     $53,532      $(50,938)      $(350)       $2,279
                               ===        ====     ==========    ===       ====     =======      ========       =====       =======

The accompanying notes are an integral part of these consolidated financial statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      For the Year Ended April 30,
                                                                      ----------------------------
                                                                     2000         2001        2002
                                                                   --------     --------    --------
                                                                  (AS RESTATED -(AS RESTATED -
                                                                   SEE NOTE 2)   SEE NOTE 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (1,924)    $(19,858)    $ (4,387)
   Adjustments to reconcile net loss to net
     cash used in operating activities--
     Depreciation and amortization                                     3,702        5,316        4,274

     Accretion of subsidiary preferred stock                            --             82           38
     Changes in operating assets and liabilities --
        (Increase) decrease in receivables, net                       (1,514)       1,708        2,820
        (Increase) decrease in inventory                              (1,877)        (144)       2,097
        (Increase) decrease in prepaid expenses and other assets         215          722       (2,254)
        Decrease in net assets from discontinued operations              447         --           --
        Increase (decrease) in accounts payable and accrued and
         other liabilities                                               460        2,404       (7,307)
                                                                    --------     --------     --------
        Net cash used in operating activities                         (1,411)      (9,770)      (4,719)
                                                                    --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (2,256)      (2,421)        (397)
  Investment in software development                                  (3,091)      (2,371)        (817)
                                                                    --------     --------     --------
        Net cash used in investing activities                         (5,347)      (4,792)      (1,214)
                                                                    --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                               447        4,842        3,552
   Net payments of  indebtedness                                      (1,388)        (778)        (180)
   Cost incurred in connection with issuance
   of subordinated secured convertible debentures                                                 (170)
   Net proceeds from subordinated secured convertible debentures        --           --          2,000
   Net proceeds from stock issuances                                   7,954          973          264
   Net decrease due to conversion of preferred stock                    --           --            (58)
   Net increase in due to related parties                               --             23         --
   Net proceeds from preferred stock offering of subsidiary            9,593         --           --
                                                                    --------     --------     --------
          Net cash provided by financing activities                   16,606        5,060        5,408
                                                                    --------     --------     --------
          Net effect of foreign currency translation adjustments          (5)          (4)           3
                                                                    --------     --------     --------
           Net (decrease) increase in cash and cash equivalents        9,843       (9,506)        (522)

CASH  AND CASH EQUIVALENTS at beginning of year                          234       10,077          571
                                                                    --------     --------     --------
CASH AND CASH EQUIVALENTS at end of year                            $ 10,077     $    571     $     49
                                                                    ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Datatec  Systems,  Inc. (the "Company") and its subsidiaries are in the business of providing  technology  deployment  services and licensing  software  tools to support  Technology  Providers  and  Enterprises  in the  delivery of complex IT solutions.

During the fiscal year ended April 30, 2000, the Company changed the name of its subsidiary  from CASI,  Inc. to eDeploy.com,  Inc.  ("eDeploy.com").  During the
fiscal year ended April 30, 2002 the Company integrated eDeploy.com's activities into Datatec Systems,  Inc. These activities include  developing,  marketing and managing the  licensing of software  tools to support  Technology  Providers and
Enterprises in the delivery of complex IT solutions. (See Note 9.)

The net loss of $19.858 million  incurred during the fiscal year ended April 30,
2001  resulted in a strain on the Company's  cash  resources and the net loss of
$4.387  million for the fiscal  year ended April 30, 2002 added to this  strain.
Although the Company took dramatic  measures to cut costs, the Company's working capital line has been close to its maximum allowable levels and the average days outstanding  of its trade  payables  have  extended  beyond  normal credit terms granted by  vendors.  The loss for the  fiscal  year  ended  April 30,  2002 was substantially  less than the prior year's loss and the Company's  operating plan for the fiscal year ending April 30, 2003 projects profitable results.  However,
the  Company   continues  to  experience   tight  liquidity  and  extended  days
outstanding of its trade payables.  It is  aggressively  managing its cash as it works to return to  profitability.  Furthermore,  IBM  Credit  Corporation,  the
Company's  working  capital  lender,  has  notified the Company that it does not intend to renew its working  capital  line and term loan  beyond  August 1, 2003
(see  Note  6).  As a  result,  the  Company  is  actively  seeking  replacement financing.

Achievement  of its fiscal 2003  operating  plan depends upon the timing of work performed  by the  Company on existing  projects,  the ability of the Company to gain and perform  work on new  projects,  the ability of the Company to maintain positive  relations  with its key  vendors  and the  ability  of the  Company to
replace  its  current  working  capital   financing   line.   Multiple   project
cancellations, delays in the timing of work performed by the Company on existing projects, the inability of the Company to gain and perform work on new projects, or the inability of the Company to replace its current working capital financing line could have an adverse impact on the Company's  liquidity and on its ability to execute its operating plan.

The Company has taken action to ensure its  continuation  as a going concern.  A summary of recent events and the Company's completed or planned actions follow:

     Demand  for the  Company's  services  has  increased  dramatically  and the backlog of contracted  business as of August 31, 2002 was at a record $75.6 million.

     The Company initiated and completed substantial cost saving measures during the fiscal years ended April 30, 2001 and 2002 and now has a cost structure in line with its expected revenue.

     As a result of the  increase in demand for the  Company's  services and the cost  reduction  measures  initiated  over the past two years,  the Company achieved profitability during the fourth quarter of fiscal 2002 and expects to maintain profitability throughout fiscal 2003.

     Management  has been seeking to replace its working  capital line and raise additional  capital to support its growth in business.  It is encouraged by the preliminary  response it has received from the financial  community and it expects to raise the necessary financing.

BASIS OF PRESENTATION

The consolidated  financial  statements  include the accounts of the Company and
its  subsidiaries.   All  intercompany   accounts  and  transactions  have  been
eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The  Company  generates  revenue  from:  (1)  providing  technology   deployment
services,  including  configuring  Internetworking and computing devices to meet the  specific  needs of its  customers,  integrating  these  devices  as well as operational and  application  software with a customer's  existing  hardware and software, and physically installing the technology on the customer's network and
(2) from licensing its software to third parties.

Services from  deployment  activities are performed  primarily  under  long-term contracts, but may be performed under short-term workorders or time and material
arrangements.   The  Company's  typical  long-term  contract  contains  multiple elements  designed to track the various services  required under the arrangement with the customer.  These  elements are used to identify  components of progress billings,  but are  combined  for  revenue  recognition  purposes.  The  Company recognizes revenue earned under long-term  contracts utilizing the percentage of completion  method of  accounting  by measuring  direct labor costs  incurred to total  estimated  labor costs.  Under the  percentage  of  completion  method of accounting,  revenue, costs and gross margin are recognized as work is performed based on the  relationship  between  direct labor  incurred and total  estimated labor.

Contracts are reviewed at least quarterly and, if necessary,  revenue, costs and gross  margin are  adjusted  prospectively  for  revisions  in  estimated  total contract  value  and  total  estimated  contract  costs.  Estimated  losses  are recognized when identified.

Payment  milestones  differ  according  to the  customer  and  the  type of work performed.  Generally,  the Company invoices customers and payments are received throughout  the  deployment  process and, in certain  cases,  in advance of work performed  if a  substantial  amount of up front costs is  required.  In certain cases  payments  are  received  from  customers  after  the  completion  of site installation.  However,  revenue  and costs  are only  recognized  on  long-term contracts to the extent of the  contracts'  percentage of  completion.  Unbilled revenue,  which is classified as a current asset,  is recorded for the amount of revenue earned in excess of billings to customers.  Deferred revenue is recorded as a current  liability for the amount of billings in excess of revenue  earned.
Costs incurred in excess of percentage of completion are deferred and classified as a current asset, while accrued costs are classified as current liabilities.

Revenue earned under short-term workorders and time and material arrangements is recognized  as the work is  completed.  Billings  under these  arrangements  are typically done when the work is completed.

Revenue from software  licensing  arrangements  is recognized in accordance with
Statement  of  Position  ("SOP")  No.  97-2,  as  amended,   "Software   Revenue
Recognition." Revenue from license fees is recognized when an agreement has been signed,  delivery of the product has occurred,  the fee is fixed or determinable and collectibility is probable. Revenue is deferred if the criteria are not met.
If the fee due from  the  customer  is not  fixed or  determinable,  revenue  is recognized as payments become due from the customer.  If  collectibility  is not reasonably assured, revenue is recognized when the fee is collected. Maintenance revenue, if applicable, is negotiated separately and the contract identifies the specific  charges  related to this service.  This revenue is recognized  ratably over the contract  maintenance period. The Company also recognizes revenue as an
Application Service Provider ("ASP"). Under these arrangements, the Company does not  license the  software,  but  provides  access to the  software  through its hosting  activities.  For this  access,  the  Company  bills its  customers  and recognizes revenue over the period of access.

CASH AND CASH EQUIVALENTS

The Company  considers  cash  equivalents  to be all highly  liquid  investments purchased with an original maturity of three months or less.

INVENTORY

Inventory,  which is comprised of parts and materials to be installed as part of the  Company's  deployment  services,  is stated at the lower of average cost or market. The Company has written down the inventory for the years ended April 30,
2001 and 2002 by $560,000  and  $1,189,000,  respectively  to reflect  estimated market value.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost,  less  accumulated  depreciation  and amortization. Depreciation and amortization are computed using the straight-line method over the  estimated  useful  lives or lease  terms of the related  assets whichever is shorter.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company  capitalizes  certain  computer  software costs,  including  product
enhancements,   after  technological   feasibility  has  been  established,   in
accordance  with Statement of Financial  Accounting  Standards  ("SFAS") No. 86,
"Accounting for the Costs of Computer  Software to be Sold,  Leased or Otherwise
Marketed." These costs are amortized using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross  revenues  for  the  product,  or a  maximum  of  three  years  using  the straight-line  method  beginning  when the  products are  available  for general release to customers. Approximately $3,459,000 and $2,208,000 of net capitalized software  costs are  included in Other Assets in the  accompanying  consolidated financial statements as of April 30, 2001 and 2002, respectively.  (See Note 6.)
Amortization expense of capitalized software costs for the years ended April 30,
2000, 2001 and 2002 was $577,000, $1,544,000 and $1,722,000,  respectively,  and is included in project costs. Costs incurred prior to technological  feasibility have been charged to general and administrative expense as incurred.

LONG-LIVED ASSETS

SFAS No. 121,  "Accounting  for the Impairment of Long-Lived  Assets"  requires, among other  things,  that an entity  review its  long-lived  assets and certain related  intangibles for impairment  whenever changes in circumstances  indicate that the carrying amount of an asset may not be fully recoverable. The amount of impairment  of goodwill  would be  determined  as part of the  long-lived  asset grouping being  evaluated.  Impairment  losses are recognized  when a long-lived asset's carrying amount may not be recoverable. Impairment losses are recognized when a long-lived  asset's  carrying  value  exceeds the  expected  undiscounted future cash flows related to that asset.  The amount of the  impairment  loss is the difference  between the carrying value and the fair value of the asset.  The fair value of the asset is determined  based upon discounted cash flows.  Due to the losses  incurred  for the fiscal  years ended  April 30, 2001 and 2002,  the
Company has assessed its long-lived  assets for  impairment.  Based on estimated undiscounted future cash flows, the Company believes that there is no impairment of its long-lived assets as of April 30, 2001 and 2002.

RESTRICTED CASH

At April 30, 2001, the Company had approximately  $132,000 in restricted cash in the form of  certificates  of deposit that served as  collateral  for letters of credit issued as security  deposits for certain property  leases.  These amounts are included in other assets.

INCOME TAXES

The  Company  accounts  for  income  taxes  in  accordance  with  SFAS  No.  109
"Accounting for Income Taxes." Certain transactions are recorded in the accounts in a period  different  from that in which these  transactions  are reported for income tax purposes.  Deferred tax assets and liabilities are recognized for the future tax  consequences  attributable  to  differences  between  the  financial statement  carrying  amounts  of  existing  assets  and  liabilities  and  their respective tax bases and the tax effects of net operating loss carry-forwards. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents,  accounts receivable,  accounts payable,  deferred income and the current portion of long-term debt  approximate fair value due to the short maturities of such  instruments.  The carrying value of the long-term debt obligations  approximate fair value based on current rates offered to the Company for debt with similar collateral and guarantees,  if any, and maturities.

FOREIGN CURRENCY TRANSLATION

The  local  currency  of the  Company's  foreign  subsidiary  is its  functional currency.  Assets  and  liabilities  of the  Company's  foreign  subsidiary  are translated  into  U.S.  dollars  at the  current  exchange  rate.  Statement  of operations  accounts are  translated at the average rate of exchange  prevailing during  the year.  Translation  adjustments  arising  from the use of  differing exchange  rates from period to period are included as a component of accumulated other comprehensive loss in stockholders' equity.

STOCK BASED COMPENSATION

SFAS No. 123,  "Accounting for Stock-Based  Compensation"  ("SFAS 123") requires that an entity account for employee stock-based  compensation under a fair value based  method.  However,  SFAS 123 also  allows an entity to continue to measure compensation cost for employee stock-based  compensation  arrangements using the intrinsic value based method of accounting  prescribed by Accounting  Principles
Board ("APB") Opinion No. 25,  "Accounting  for Stock Issued to Employees".  The
Company  continues to account for employee  stock-based  compensation  using the intrinsic  value based method and is required to make pro forma  disclosures  of net  income  (loss) and  related  per share  amounts as if the fair value  based method of accounting under SFAS 123 had been applied (see Note 14).

INTERNAL USE SOFTWARE

In accordance with SOP No. 98-1,  "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use," the Company  capitalizes  certain costs of computer  software  developed or obtained for internal use.  During the years ended April 30, 2001 and 2002 approximately  $893,000 and $357,000 of costs were capitalized  and are included in Other Assets in the  accompanying  consolidated balance  sheets.  These costs relate to the design and  installation of internal use software  developed for the Company's job costing and other systems and will be amortized  over a period not to exceed three years.  Approximately  $351,000,
$733,000 and  $770,000 of  amortization  expense was  incurred  during the years ended April 30, 2000,  2001 and 2002,  respectively  and is included in general, administrative  and selling  expense.  The Company has expensed  costs  incurred during the  preliminary and post  implementation  phases in the periods in which these costs were incurred.

COMPREHENSIVE LOSS

SFAS  No.  130  "Reporting  Comprehensive  Income",  establishes  standards  for reporting and displaying of  comprehensive  income and its components  (revenue, expenses,  gains  and  losses)  in  a  full  set  of  general-purpose  financial statements.  The  components  of other  comprehensive  loss  consist  of foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 141,  "Business  Combinations,"  and SFAS 142 "Goodwill and Other Intangible
Assets,"  collectively  "the  Standards".  The  Standards  require all  business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the
purchase   method  of  accounting,   that  goodwill  no  longer  be  subject  to
amortization  but rather be reviewed  periodically for impairment and that other identifiable  intangibles  be separated and those with finite lives be amortized over their useful lives.  Goodwill and intangible  assets with indefinite  lives
must  be  assessed  once  a  year  for   impairment,   and  more  frequently  if
circumstances  indicate a possible  impairment.  The first step of the  two-step impairment  assessment  identifies  potential  impairment  and compares the fair value of the  applicable  reporting  unit with its  carrying  amount,  including goodwill.  If the fair value of the reporting  unit exceeds its carrying  value, goodwill of the reporting unit is not considered  impaired,  and the second step of the impairment test is not necessary.  If the carrying value of the reporting unit  exceeds its fair value,  the second step of the  impairment  test shall be performed  to measure the amount of  impairment  loss,  if any.  The Company was required to adopt these provisions on May 1, 2002;  however, it elected to early adopt the Standards on May 1, 2001 as permitted and evaluated the carrying value of its Goodwill and other intangible assets. Based on its evaluation,  which, in part, was based on certain fair value  assumptions,  the Company determined that there is no impairment to its goodwill and other intangible  assets.  Subsequent impairment tests will be performed,  at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company  was  assisted in its  measurement  of fair value by an  independent valuation  firm.  The  measurement  of fair value was based on an  evaluation of future  discounted cash flows,  public company trading  multiples and merger and acquisition transaction multiples. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and  projections.  The Company's  discounted  cash flow evaluation used range of discount  rates that  corresponds  to the  Company's  weighted  average  cost of capital.  This  discount  range is  consistent  with  that  used for  investment decisions and takes into account the specific and detailed  operating  plans and strategies of the reporting unit.

The Company has adopted SFAS No. 142 effective  May 1, 2001.  Under SFAS No. 142 goodwill is no longer amortized. Amortization expense of goodwill for the fiscal years ended April 30, 2000, 2001 and 2002 was $0.4 million, $0.4 million and $0, respectively.  Amortization  expense  of  internal  use  software  and  software development  for the fiscal years ended April 30,  2000,  2001 and 2002 was $0.8 million,  $2.4 million and $2.1 million,  respectively.  For fiscal years ending
April 30, 2003,  2004 and 2005 and 2006, the  amortization  expense  relating to these defined intangibles will be approximately $2.1 million, $1.0 million, $0.4 million and $0.1 million,  respectively.  The effect of the adoption of SFAS No.
142 as of May 1, 2001 and April 30, 2002 is summarized  in the  following  table
(in thousands):

                                       May 1, 2001                 April 30, 2002
                            ------------------------------    ---------------------------
                              Gross                              Gross
                             Carrying         Accumulated      Carrying     Accumulated
                              Amount          Amortization       Amount     Amortization

Goodwill                      $4,370            $(1,705)         $4,370      $(1,705)
Internal Use Software          2,862             (1,160)          3,626       (2,166)
Software Development           5,832             (2,373)          6,303       (4,095)

As  required  by SFAS No.  142 the  results  for the  prior  year  have not been restated to reflect the impact of adopting SFAS No. 142. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the year ended
April 30, 2001:

                                          Fiscal year ended
                                           April 30, 2001
                                          -----------------
Reported net loss                            $(19,858)
Add back: Goodwill amortization                   437
                                             ---------
  Adjusted net loss                          $(19,421)
                                             =========
Net loss per share - Basic and Diluted
  Reported net loss:                           $(0.59)
  Adjusted net loss:                           $(0.58)

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development  and normal  operation  of  long-lived  assets,  except for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting  with fiscal  years  beginning  after June 15,  2001.  Earlier application is encouraged. The Company is currently evaluating the impact of the new accounting  standard and plans to adopt the new  accounting  standard in its financial statements for the fiscal year ending April 30, 2003.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets."  SFAS No. 144 addresses financial accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes FASB Statement No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and  Long-Lived  Assets  to Be  Disposed  Of,"  and the  accounting  and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
-  Reporting  the  Effects  of  Disposal  of  a  Segment  of  a  Business,   and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions," for
the disposal of a segment of a business.  This Statement also amends  Accounting
Research Bulletin No. 51, "Consolidated Financial Statements,"  to eliminate the exception to  consolidation  for a subsidiary  for which control is likely to be temporary.  The provisions of this Statement are required to be applied starting with fiscal years  beginning  after  December 15, 2001. The Company is currently evaluating  the impact of the new  accounting  standard on  existing  long-lived assets  and  plans  to  adopt  the  new  accounting  standard  in its  financial statements for the fiscal year ending April 30, 2003.

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Statements No.
4, 44 and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections."
This  Statement  eliminates  the  automatic  classification  of  gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
APB Opinion No. 30. This Statement also requires  sale-leaseback  accounting for certain  lease  modifications  that have  economic  effects  that are similar to sale-leaseback  transactions,  and makes various other technical  corrections to existing  pronouncements.  This  Statement will be effective for the Company for the fiscal year  ending  April 30,  2004.  The  Company  does not  believe  that adoption of this Statement will have a material effect on the Company's  results of operations or financial position.

In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities." SFAS No. 146 will supersede  Emerging Issues
Task  Force  Issue  No.  94-3,  "Liability   Recognition  for  Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal  plan be recognized  when  incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SEGMENT REPORTING
The Company operates its business as one segment,  therefore segment information is not presented.

(2)         RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002 the Company  determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements. Also, the Company identified certain errors in its previously issued financial  statements  related to total estimated  contract values,  total costs incurred  with  certain  long term  contracts  and  certain  accrued and prepaid expenses.  As a result, the Company has restated its previously issued financial statements  for the years ended April 30, 2000 and 2001 and has recorded a prior period  adjustment to its accumulated  deficit as of April 30, 1999. The Company previously  reported a net loss of $1.633  million,  or $(0.05)  per share,  and
$21.145  million,  or $(0.63)  per share for the years  ended April 30, 2000 and
2001, respectively.  The restatements resulted in the Company reporting net loss of $1.924  million,  or $(0.06)  per share and net loss of $19.858  million,  or
$(0.59) per share for the years ended April 30, 2000 and 2001, respectively.

A summary of the significant effects of the restatements is set forth below.

                                                      April 30, 2000         April 30, 2001
                                                  ---------------------   ----------------------
                                                      As                     As
                                                  Previously     As      Previously       As
                                                   Reported   Restated    Reported     Restated
                                                   --------   --------    --------     --------

                                                 (Dollars in thousands, except per share amounts)
Consolidated statements of operations data
for the year ended:
   Revenue                                        $ 95,148    $ 93,316    $ 94,285    $ 94,352
   Cost of revenue                                  60,381      66,244      66,476      78,581
   Gross margin                                     34,767      27,072      27,809      15,771
   Selling, general and administrative expenses     34,720      27,316      46,157      33,232
   Operating income (loss)                              47        (244)    (18,348)    (17,461)
   Net loss                                          1,633       1,924      21,145      19,858
   Net loss per share - basic and diluted         $  (0.05)   $  (0.06)   $  (0.63)   $  (0.59)
Consolidated balance sheet data as of:
   Receivables, net                               $ 23,849      21,732    $ 22,181      20,024
    Prepaid expenses                                 1,301       1,936         792       1,126
   Accrued and other liabilities                     3,482       7,413       6,790       9,555
   Accumulated deficit                             (20,908)    (26,693)    (42,053)    (46,551)
   Stockholders' equity                             21,045      15,260         869      (3,629)

(3)   NET LOSS PER SHARE:

SFAS No. 128,  "Earnings Per Share," requires the presentation of basic earnings per share ("Basic EPS") and diluted  earnings per share ("Diluted  EPS").  Basic
EPS is calculated by dividing income or loss  applicable to common  stockholders by the weighted average number of shares of common stock outstanding  during the period.  Diluted  EPS is  calculated  by  dividing  income  available  to common stockholders by the weighted  average number of common and potentially  dilutive common shares outstanding during the period.

In accordance with SFAS No. 128, the following table reconciles net loss and per share amounts used to calculate basic and diluted loss per share:

                                               For the Year Ended April 30
                                                    (in thousands)
                                            ------------------------------
                                              2000      2001         2002
                                              ----      ----         ----

Numerator:
   Net loss                                $ 1,924    $ 19,858    $  4,387
                                           =======    ========    ========

Denominator:
   Weighted average common shares
   outstanding - Basic and Diluted          31,541      33,608      35,162
                                           =======    ========    ========

Net Loss Per Share                         $ (0.06)   $  (0.59)   $  (0.12)
                                           =======    ========    ========

Outstanding  options and warrants totaling  4,141,238,  5,335,991 and 5,163,672, for the fiscal years ended April 30,  2000,  2001 and 2002,  respectively,  have been excluded from the  computation of diluted EPS as their inclusion would have been anti-dilutive.

(4)         RECEIVABLES:
Accounts  receivable  are comprised of amounts due from  customers in connection with services provided by the Company in its normal course of business.  Amounts
billed  are  shown  separately  from  unbilled  amounts   determined  under  the
percentage of completion  method of  accounting.  Average days  outstanding  for billed  accounts  receivable at April 30, 2002 was 76 days,  whereas the average days  outstanding  for the year ended  April 30,  2001 was 67 days.  Receivables consist of the following:
                                                              As of April 30,
                                                            --------------------
                                                               2001       2002
                                                            ---------   --------
Billed accounts receivable                                  $ 16,756    $ 15,257
Costs and estimated earnings in excess of amounts
billed under percentage of completion accounting               3,840       2,626
Allowance for doubtful accounts                                 (572)       (679)
                                                            --------    --------
           Receivables, net                                 $ 20,024    $ 17,204
                                                            ========    ========

(5)         PROPERTY AND EQUIPMENT:

The following is a summary of property and equipment:

                                                             As of April 30,
                                                            -----------------
                                                              2001      2002
                                                            -------   -------
Equipment                                                   $ 3,543   $ 3,706
Computer equipment                                            8,064     7,724
Furniture, fixtures and leasehold improvements                5,330     5,472
                                                            -------   -------
                                                             16,937    16,902
Less -- Accumulated depreciation and amortization            11,685    13,643
                                                            -------   ------
Property and equipment, net                                 $ 5,252   $ 3,259
                                                            =======   =======

Depreciation and  amortization  expense for the years ended April 30, 2000, 2001 and 2002 amounted to $2.3 million, $2.5 million and $2.2 million, respectively.

The estimated useful lives of these assets are:

                                                Expected Useful Lives
                                                ---------------------
Equipment                                       2 to 5 years
Computer Equipment                              3 to 5 years
Furniture, Fixtures and Leasehold Improvements  5 to 14 years

(6)          OTHER ASSETS:

Other assets consist of the following:
                                                      As of April 30,
                                                  ---------------------
                                                   2001           2002
                                                  ------         ------
          Internal use software                   $2,862         $3,626
          Less accumulated amortization            1,160          2,166
                                                  ------         ------
            Net                                    1,702          1,460
                                                  ------         ------
          Software development                     5,832          6,303
          Less accumulated amortization            2,373          4,095
                                                  ------         ------
            Net                                    3,459          2,208
                                                  ------         ------
          Security deposits and other                792            502
                                                  ------         ------
            Total other assets                    $5,953         $4,170
                                                  ======         ======

Amortization  expense of internal use software and software  development for the years ended April 30, 2000, 2001 and 2002 amounted to $0.9 million, $2.3 million and $2.1 million, respectively.

(7)         SHORT-TERM BORROWINGS:

In November  2000,  the Company  replaced its current  lender and entered into a credit line with IBM Credit Corporation.  Under the credit line, the Company has a revolving loan that provides for maximum  borrowings of $16.0 million that was increased from $14.0 million on July 25, 2001.  Availability under the revolving loan  is  calculated  as the  sum of 85% of  eligible  accounts  receivable,  as defined, and 35% and 25% of cable and non-cable eligible inventory respectively, as  defined.  The amounts  outstanding  as of April 30, 2002 and 2001 were $14.5 million and $10.9  million,  respectively.  The amount of  additional  available borrowings,  as defined,  was $448,000 as of April 30, 2002.  The revolving loan accrues interest at the prime rate plus 4.25% and matures in November 2002, but, as described below, has been extended to no later than August 1, 2003.

The Company was not in compliance with one or more of the financial covenants of its credit facility as of the quarters ended January 31, 2001 and April 30, 2001 of fiscal 2001 and as of each  quarter end of fiscal  2002.  The Company and IBM
Credit Corporation  entered into an Acknowledgment,  Waiver and Amendment to the
Inventory and Working Capital Financing Agreement as of the end of each quarter.
The following is a summary of the covenant  violations which have been waived by
IBM Credit Corporation for each quarter:

---------------------------------------------------------------------------------------------------------------------
     PERIOD                    COVENANT                        REQUIREMENT                          ACTUAL
---------------------------------------------------------------------------------------------------------------------

Jan 31 2001             Net Profit to Revenue          Equal to or greater than 0.0%             Net loss

Apr 30 2001             Annual Revenue to              Greater than 0 and equal to or
                        Working Capital                less than 25.0 to 1.0                     (25.5) to 1.0

                        Annual Revenue to              Greater than 0 and equal to or
Jul 31 2001             Working Capital                less than 25.0 to 1.0                     (4.5) to 1.0

Jul 31 2001             Net Profit to Revenue          Equal to or greater than 0.1%             (1.7)%

Jul 31 2001             Tangible Net Worth             Equal to or greater than $2.5             $(1.1) million
                        million

Oct 31 2001             Annual Revenue to              Greater than 0 and equal to or
                        Working Capital                less than 25.0 to 1.0                      (22.2) to 1.0

Oct 31 2001             Net Profit to Revenue          Equal to or greater than 0.1%              (1.7)%

Oct 31 2001             Tangible Net Worth             Equal to or greater than $2.5              $(3.8) million
                                                       million

Jan 31 2002             Net Profit to Revenue          Equal to or greater than 0.1%               (9.0)%

Apr 30 2002             Net Profit to Revenue          Equal to or greater than 0.1%               (10.7)%

Apr 30 2002             Debt Service Ratio             Equal to or greater than 2.0 to
                                                       1.0                                         (2.5) to 1.0

The Company has a $3,000,000 term loan with IBM Credit  Corporation  that is due in February  2003 but, as described  above,  has been  extended to no later than
August 1, 2003. The term loan accrues interest at the prime rate plus 4.25% and, beginning in August 2002 is payable in monthly  installments  of  principal  and interest of $300,000.

IBM Credit  Corporation,  has  notified  the Company  that it does not intend to renew its working capital line and term loan beyond August 1, 2003. As a result, the Company is actively seeking replacement financing.

(8)         ACCRUED AND OTHER LIABILITIES:

Accrued and other liabilities consist of:
                                                                As of April 30,
                                                              ------------------
                                                              2001          2002
                                                              ----          ----

      Accrued payroll and related costs                     $3,550         $1,946

      Taxes, interest and other                              3,107          1,685
      Accrued costs under percentage of completion           1,338             48
      Deferred revenue under percentage of completion        1,560            493
                                                           -------        -------
                 Total accrued and other liabilities       $ 9,555         $4,172
                                                           =======        =======

(9)         EDEPLOY.COM, INC.:

On November 2, 2001 the Company  acquired  100,000  shares of Series A Preferred
Stock  of  eDeploy.com,   Inc.  (the  "Shares"),   a  wholly  owned   subsidiary
("eDeploy.com"),  held by Cisco Systems,  Inc.  ("Cisco") through an exchange of
1,021,382 shares its common stock.  Dividends payable to Cisco during the period it held the 100,000 shares of Series A Preferred Stock of eDeploy.com,  Inc. are included in accrued and other liabilities and annual  dividends,  recorded prior to the  exchange,  are  reflected  as  minority  interest in the  statements  of operations.

(10)        SUBORDINATED SECURED CONVERTIBLE DEBENTURES:

On April 3, 2002 the Company raised $2.0 million of financing (less  transaction costs of $0.170 million) to be used for working  capital  purposes by issuing an aggregate of $2.0 million principal amount of Subordinated  Secured  Convertible
Debentures  and  Warrants  to  purchase an  aggregate  of 270,000  shares of the
Company's  common stock at $1.416 per share.  The  debentures  mature on July 2,
2003 and bear interest at a rate of 5% per annum.  The interest is due quarterly on March 31, June 30, September 30, and December 31 of each year (with the first interest  payment due and payable on September  30, 2002) and is payable in cash or Common  Stock at the  Company's  option.  The Company  recorded a discount of
$582,000 in connection  with the issuance of the  Debentures.  The warrants have been valued at approximately $291,000,  based on the Black Scholes Pricing Model utilizing the following assumptions:  expected life of 5.0 years;  volatility of
119 percent;  risk free borrowing  rate of 4.405  percent.  This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining  life of the debt. In addition,  in accordance  with Emerging
Issues  Task  Force  98-5,  an  embedded   beneficial   conversion   feature  of
approximately  $291,000 has been  recognized as additional  paid-in-capital  and will be accreted as additional  interest  expense over the remaining life of the debt.  Through April 30, 2002, $36,800 of the above discounts has been accreted.
The Debentures are secured by all assets of the Company, which security interest is junior to the security  interest  granted to the  Company's  existing  senior lender.

The holder of each Debenture is entitled,  at its option, to convert at any time the  principal  amount of the  Debenture or any portion  thereof,  together with accrued but unpaid  interest,  into shares of the  Company's  Common  Stock at a conversion  price for each share of common stock equal to the lower of (a) $1.16 or (b) 100% of the  average of the two lowest  closing  bid prices of the Common
Stock on the principal market during the twenty consecutive  trading days ending with the last trading day prior to the date of conversion.  The conversion price may not be less than the floor  price of $0.65 per  share,  except to the extent that the Company does not exercise its right to redeem the Debentures.

The agreement with the investors  contains a requirement for the Company to have effected the  registration of a sufficient  number of shares of its common stock by July 2, 2002 or incur penalties  equal to: (1) 2% of the product  obtained by multiplying the average closing sale price for the immediately  preceding 30 day period times the number of  registrable  securities  the  investor  holds or may acquire pursuant to conversion of the Convertible  Debenture and the exercise of
Warrants on the last day of the applicable 30 day period  (without giving effect to any  limitation  on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture  holders  and is  incurring  the  penalties  described  herein.  As of
September  1, 2002  penalties  under  this  default  amounted  to  approximately
$125,500.  Pursuant to an agreement  dated  September 27, 2002,  the Company has agreed to issue an aggregate of 60,736  shares of Common Stock to the  investors in exchange  for the  cancellation  of  approximately  $48,600 of the  penalties incurred through September 1,2002.

Also, the Debentures  contain a provision which reduces the conversion  price by five percent  (5%) if the  Company's  common  stock into which the  Debenture is converted is not listed on NASDAQ  National  Market or NASDAQ Smallcap Market on
the  conversion  date and will be reduced by an additional  five percent (5%) on such  date if the  Common  Stock  is also  not  listed  on the  Over-The-Counter
Bulletin Board (without,  in either such case,  regard to the Floor Price).  The conversion price is subject to further  reduction in the event the Company sells common stock below the applicable conversion price.

(11)        STOCKHOLDERS' EQUITY:

PREFERRED STOCK

In May 1998,  the Company  issued 300 shares of Series E Cumulative  Convertible
Preferred  Stock.  At the same time the Company also issued warrants to purchase
165,000  shares of the  Company's  common  stock at $6.29 per share.  During the fiscal  years ended April 30, 1999 and 2000,  180 of the  preferred  shares were converted  into 718,860  shares of common  stock.  The remaining 120 shares were converted  into  473,124  shares of common  stock in fiscal year ended April 30,
2000.

WARRANTS

The following table is a summary and status of warrants issued by the Company:

                                                    Outstanding Warrants
                                           ------------------------------------------
                                             Number                  Weighted Average
                                           of Warrants                Exercise Price
                                           -----------                ---------------

                 May 1, 1999                1,587,500                      $5.20
                 Exercises                   (695,000)                     $4.97
                 Cancellations               (202,500)                     $4.99
                                           -----------                  -------

                 April 30, 2000               690,000                      $5.50
                 Cancellations                (90,000)                     $6.29
                                           -----------                  --------

                 April 30, 2001               600,000                      $5.38
                 Grants                       270,000                     $1.416
                 Cancellations               (525,000)                     $5.25
                                           -----------                  --------

                 April 30, 2002               345,000                      $2.48
                                           ===========                  ========

                                                                                               Outstanding Warrants
                                                                              -----------------------------------------------------
                                                                                  Weighted Average
      Range of Exercise            Number                  Warrants               Contractual Life             Weighted Average
            Prices              of Warrants              Exercisable                 (in years)                 Exercise Price
      -------------------     -----------------       -------------------     -------------------------     -----------------------

            $1.416                270,000                  270,000                      4.93                        $1.416
                                  =======                  =======                      ====
            $6.29                  75,000                   75,000                      1.00                        $6.29
                                   ======                   ======                      ====

(12)  INCOME TAXES:

The following indicates the significant elements  contributing to the difference between the U.S. Federal statutory tax rate and the Company's effective tax rate for the years ending April 30,

                                                      For The Year Ended April 30,
                                                        2000      2001     2002
                                                        ----      ----     ----
US Federal Statutory tax rate
                                                        (34.0%)  (34.0%) (34.0%)
State and foreign income taxes
                                                         (6.0%)   (6.0)%  (6.0%)
Change in valuation allowance on deferred tax assets
                                                         40.0%    40.0%   40.0%
                                                       ------   ------   ------

Effective tax rate                                       --       --        --
                                                       ====     ====     =====

Deferred  income  taxes  result  primarily  from  temporary  differences  in the recognition  of expenses  for tax and  financial  reporting  purposes.  Deferred income taxes consisted of the following:

                                            For The Year Ended April 30,
                                                 2001        2002
                                                 ----        ----
Deferred tax asset:
   Net operating loss carryforwards           $ 21,300    $ 21,343
   Allowance for doubtful accounts                 228         272
   Inventory Reserve                               224         716
   Revenue recognition                           1,852         525
   Other                                           653         900
                                              --------    --------
Total deferred tax assets                       24,257      23,756
Deferred tax liability:
   Depreciation                                   (438)       (307)
                                              --------    --------
Net deferred tax asset                          23,819      23,449
Valuation allowance                            (23,819)    (23,449)
                                              --------    --------
Net deferred tax asset                        $   --      $   --
                                              ========    ========

During fiscal 2000, 2001 and 2002, the Company determined that it was not likely it would realize the benefits of net operating loss carryforwards,  and as such, has  provided a  valuation  allowance.  As of April 30,  2002,  the  Company has
approximately  $53,000,000  of  net  operating  loss  carryforwards,   of  which
approximately $10,000,000 is subject to separate return year limitations.  These net operating loss carryforwards begin to expire in 2009.

There are no undistributed earnings in the Company's foreign subsidiaries.

(13)        DUE TO RELATED PARTY:

The Company owes a former executive officer $1,414,000. The original note, which bore an annual interest rate of 12.5%, was renegotiated on April 15, 2001. Under the new terms,  the  maturity  date was  extended to April 15,  2004,  principal payments are not due until  maturity,  the interest  rate was reset at 17.5% per annum and interest  payments are due monthly.  The note is  subordinated  to the working  capital line and term loan with IBM Credit  Corporation,  the Company's primary lender.

(14)        INCENTIVE PLANS:

At April  30,  2002,  the  Company  had  several  stock-based  incentive  plans, including an employee  stock  purchase  plan,  which are  described  below.  The
Company applies APB Opinion No. 25 for its plans.  Accordingly,  no compensation cost has been  recognized  for the  stock-based  incentive  plans,  because  the exercise  price  equaled  the fair  value on the date of grant  for all  options granted.  Had  compensation  cost  for  the  Company's  stock-based  plans  been determined  at fair  value at the  grant  dates  for  awards  under  the  plans, consistent  with SFAS 123, the  Company's  net loss and net loss per share would have been, as follows:

                                       58

                                                            2000           2001        2002
                                                            ----           ----        ----
                                                     (IN THOUSANDS , EXCEPT PER SHARE DATA

         Net loss:
              As reported                                 $  (1,924)   $  (19,858)   $  (4,387)
              Pro Forma                                      (2,492)      (20,999)      (6,184)

         Net loss per share - Basic and Diluted:
              As reported                                 $   (0.06)    $   (0.59)   $   (0.12)
              Pro Forma                                   $   (0.08)    $   (0.62)   $   (0.18)

The per share  weighted-average fair value of stock options granted during 2000,
2001 and 2002 was  $2.63,  $2.45  and $0.60  respectively,  on the date of grant using the Black Scholes  option-pricing  model with the  following  assumptions:
expected life for options of 5 years for all periods, expected dividend yield 0%
in all periods,  average risk free interest  rate of 5.9% in 2000,  5.6% in 2001 and 4.4% in 2002 and average  annualized  volatility of 122% for 2000,  113% for
2001 and 113% for 2002.

COMMON STOCK OPTIONS

The 1990 Stock  Option Plan (the "1990  Plan")  provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market  value of such shares on the grant date. The exercise price of any options  granted to a person owning more  than  10% of the  combined  voting  power of all  classes  of stock of the
Company ("10% shareholder"),  shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a
10-year term (5 years for 10% shareholders) and the vesting periods range from 2 to 4 years.  Options  granted  under this plan  during the years ended April 30,
2000 and 2001 were  47,750  and  15,300,  respectively.  There  were no  options granted  under this plan during the year ended April 30,  2002.  As of April 30,
2002, 50,731 shares remain reserved for future issuance under the 1990 Plan.

During January 1992, the Company granted options to purchase 1,386,742 shares of its common  stock,  at an exercise  price of $.005 per share.  The options  were exercisable at any time prior to January 1, 2002.  Options for 1,016,332  shares of common stock have been  exercised as of April 30,  2002.  In April 1993,  the
Company granted options,  which expire in April 2003, to a consultant/advisor to the Company to purchase  109,755  shares of common stock at an exercise price of
$.005 per share.  As of April 30,  2002,  all options to the  consultant/advisor have been exercised.

The 1993  Consultant  Stock Option Plan (the "1993 Plan") provides for grants of
30,000  shares of common stock to selected  persons who provide  consulting  and advisory  services  to the Company at a price at least equal to 100% of the fair market  value of such shares on the grant date,  as  determined  by the Board of
Directors.  The exercise  price of any options  granted to a person  owning more than 10% of the  combined  voting  power of all  classes of stock of the Company
("10% shareholder"), shall be at least equal to 110% of the fair market value of such  shares on the grant  date.  The  options  are  granted  for no more than a
10-year  term  (5  years  for  10%  shareholders)  and the  Board  of  Directors determines the vesting periods.  During the years ended April 30, 2000, 2001 and
2002,  no options were  granted  under this plan.  As of April 30,  2002,  4,000 shares remain reserved for future issuance under the 1993 Plan.

The 1995 Directors Stock Option Plan (the "Directors  Plan") provides for grants of 500,000 shares of Common Stock. All members of the Board of Directors who are not  employees  of the Company  ("Eligible  Directors")  are eligible to receive grants of  options.  Each  Eligible  Director  is granted an option to  purchase
24,000  shares of Common Stock on the date the  Eligible  Director is elected to the Board of Directors,  and will be granted  another option to purchase  24,000 shares of Common  Stock  annually  thereafter  so long as he remains an Eligible
Director. Generally, each option vests ratably over a three-year period provided such individual  continues to serve as Director of the Company.  During the year ended April 30, 2000,  96,000  options were granted  under this plan. No options were granted  under this plan during the years ended April 30, 2001 and 2002. As of April 30, 2002,  92,000 shares remain  reserved for future issuance under the
Directors Plan.

The 1996 Employee and  Consultant  Stock Option Plan (the "1996 Plan")  provides for grants of 2,000,000  shares of common stock to employees and  consultants to purchase  common stock at a price equal to 100% of the fair market value of such shares on the grant  date.  The  options  are granted for no more than a 10-year term and the Board of Directors determines the vesting periods.  During the year ended April 30, 2000,  336,987  options were granted under this plan. No options were granted  under this plan during the years ended April 30, 2001 and 2002. As of April 30, 2002,  156,525 shares remain reserved for future issuance under the
1996 Plan.

The Senior  Executive  Stock  Option Plan (the  "Executive  Plan")  provides for grants of 560,000  shares of common  stock to senior  executive  officers of the
Company at exercise  prices and vesting  periods as  determined  by the Board of
Directors at the time of grant.  No options were granted  under this plan during the years ended April 30, 2000,  2001 and 2002.  As of April 30,  2002,  200,000
shares remain reserved for future issuance under the Executive Plan.

The 1996 Stock Option  Conversion  Plan (the  "Conversion  Plan") was  primarily established  to  replace  stock  options  previously  granted  by the  Company's subsidiary,  Datatec Industries, Inc., with Company options on the same terms as indicated in the merger  agreement.  The Conversion  Plan provides for grants of
470,422  shares of common stock.  No options were granted under this plan during the years ended  April 30,  2000,2001  and 2002.  As of April 30,  2002,  64,523
shares remain  reserved for future  issuance  under the Conversion  Plan.

The 2000 Stock  Option Plan (the "2000  Plan")  provides for grants of 3,000,000 shares of common stock to employees,  directors,  consultants  and advisors at a price equal to 100% of the fair  market  value of such shares on the grant date.

The  options  are  granted  for no more  than a  10-year  term and the  Board of
Directors determines the vesting periods. During the years ended April 30, 2000,
2001 and 2002, 24,000, 2,017,771 and 600,834 options,  respectively were granted under this plan. As of April 30, 2002, 628,057 shares remain reserved for future issuance.

Summary of the status of stock option activity follows:
                                                   Outstanding Options
                                                   -------------------

                                       Options Available      Number    Weighted Average
                                       for Future Grants     Of Shares   Exercise Price
                                       -----------------     ---------   --------------

Balance as of May 1, 1999                  649,158            4,772,747    $   3.35
Grants                                    (504,737)             504,737    $   2.88
Exercises                                     --             (1,572,877)   $   2.75
Cancellations                              255,001             (255,001)   $   3.16
2000 Stock Option Plan                   3,000,000                 --       --
                                        ----------           ----------    --------

Balance as of April 30, 2000             3,399,422            3,449,606    $   3.59
Grants                                  (2,033,071)           2,033,071    $   3.20
Exercises                                     --               (106,316)   $   3.07
Cancellations                              415,634             (415,634)   $   3.45
                                        ----------           ----------    --------

Balance as of April 30, 2001             1,781,985            4,960,727    $   3.47
Grants                                    (600,834)             600,834    $   0.74
Exercises                                     --               (405,578)   $   0.08
Cancellations                              337,311             (337,311)   $   3.96
Expired                                     (2,163)                --      $   0.05
                                        ----------           ----------    --------

Balance as of April 30, 2002             1,516,299            4,818,672    $   3.38
                                        ==========           ==========    ========

Options exercisable at April 30, 2002                         4,062,143    $   3.47
                                                             ==========    ========

                                                        Outstanding Options
                                               ---------------------------------
                                               Weighted Average
                                     Number    Contractual Life Weighted Average
       Range of Exercise Prices    of Shares     (in years)      Exercise Price
       ------------------------    ---------     ----------      --------------

             $.005 - $0.99          533,834          9.41        $   0.71
             $1.00 - $1.99          622,209          7.07        $   1.41
             $2.00 - $2.99          595,806          5.62        $   2.63
             $3.00 - $3.99        1,458,918          7.20        $   3.18
             $4.00 - $4.99        1,080,334          4.94        $   4.03
                >$499               527,571          4.22        $   8.49
                                    -----                        --------
                 TOTAL            4,818,672                      $   3.38
                                  =========                      ========

                                                               Exercisable Options
                                   Exercisable Options          Weighted Average
    Range of Exercise Prices         Number of Shares            Exercise Price
--------------------------------------------------------------------------------
          $.005 - $0.99                 363,250                        $0.71
          $1.00 - $1.99                 491,041                        $1.41
          $2.00 - $2.99                 571,473                        $2.64
          $3.00 - $3.99               1,129,806                        $3.21
          $4.00 - $4.99               1,072,334                        $4.03
             >$4.99                     434,239                        $8.54
                                        -------                        -----
              TOTAL                   4,062,143                        $3.47
                                      =========                        =====

EMPLOYEE STOCK PURCHASE PLAN

During fiscal 1999, the Company implemented an employee stock purchase plan (the
"stock plan") whereby eligible employees, as defined, may purchase shares of the
Company's  common  stock  at a price  equal to 85% of the  lower of the  closing market  price on the first or last trading day of the stock  plan's  quarter.  A total of 1,750,000  shares of common stock have been reserved for issuance under the plan.  During the years  ended  April 30,  1999,  2000,  2001 and 2002,  the
Company issued 190,000,  188,000, 229,000 and 415,000 shares,  respectively,  of common stock to  participants  of the stock plan. As of April 30, 2002,  728,000 shares are available for issuance under the stock plan.

RETIREMENT PLAN

The Company has a 401(k)  Saving Plan (the "Plan")  which  permits  employees to contribute  if they are at least  21  years  of age and  have  been a  full-time employee of the Company for six months. The Plan requires a minimum contribution of 1% of gross earnings and no more than 15% of gross earnings up to the maximum allowed under the Internal  Revenue Service Code. The Company is not required to contribute to this Plan.

(15)        COMMITMENTS AND CONTINGENCIES:

The Company leases offices and staging and configuration  facilities  throughout the United States and Canada. The minimum annual rentals for future years are as follows:

                                   Fiscal Year
                                 Ending April 30,              Amount
                    ------------------------------------------------------

                          2003                                 $2,069
                          2004                                  1,662
                          2005                                  1,587
                          2006                                  1,371
                          2007                                  1,111
                          Thereafter                            4,145
                                                             --------
                           Total                             $ 11,945
                                                             ========

Rent expense was $2,207,000, $2,367,000 and $2,332,000 for the years ended April
30, 2000, 2001 and 2002, respectively.

The  Company  has lease  commitments  for its fleet of  vehicles.  These  leases generally range from two to three years.  In addition,  the Company from time to time will rent  vehicles as a supplement  to its fleet.  The expense  related to these  vehicles was  $2,497,000,  $2,634,000  and $1,711,000 for the years ended
April 30, 2000, 2001 and 2002, respectively.  All existing vehicle leases expire within fiscal year 2003. In the future the Company expects to enter into similar leases at a comparable cost level.  Future  commitments are not reflected in the amounts above but are expected to approximate the 2002 expense.

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

On September 22, 2000,  Petsmart,  Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has
been  damaged  by  the  Company's  failure  to   satisfactorily   complete  work
contemplated by an agreement between the parties. Damages were unspecified. At a settlement  meeting  held on April  17,  2002,  discussions  were  held in which
Petsmart proposed a series of settlement  offers ranging between  $7,000,000 and
$8,000,000.  In a letter to the  Company  dated May 3, 2002,  Petsmart  proposed settlement  offers  ranging  between  $5,000,000  and  $7,000,000.  The  Company believes that it has meritorious defenses to the claims and it intends to defend this  vigorously.  Datatec  has further  counter-claimed  against  Petsmart  for amounts owing to the Company under the contract.

(16)        CONCENTRATIONS OF CREDIT RISK:

The Company's  financial  instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security  to  support  customer  receivables.  At April 30,  2001 and 2002,  the
Company's customers were primarily within the continental United States.

For the year ended April 30, 2002, one customer  accounted for approximately 30%
of revenue.  For the year ended April 30, 2001, two customers  accounted for 27%
and 21% of  revenues,  respectively.  For the year  ended  April 30,  2000,  one customer accounted for 19% of revenues.

(17)                SHAREHOLDER RIGHTS PLAN:

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
Each share of  Participating  Preferred  Stock will be  entitled  to one hundred votes on all matters submitted for stockholder vote. The shares of Participating
Preferred  Stock are not  redeemable by the Company or  convertible  into Common
Stock or any other security of the Company.

(18)              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash transactions:
                                                                2000        2001        2002
                                                              -------      -------  ------------
Exchange of minority interest for common stock                $ --         $ --     $ 9,618,000
Issuance of warrants in connection with subordinated
  secured convertible debentures                              $ --         $ --        $291,000
Beneficial conversion feature in connection with
  subordinated secured convertible debentures                 $ --         $ --        $291,000

Cash paid during the year for:
                                         2000            2001            2002
                                     -----------      -----------    -----------

               Interest              $ 1,489,000      $ 1,495,000    $ 1,912,000
               Income taxes          $    36,000      $   149,000    $    52,000

(19)           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The Company's quarterly results for each of the quarterly periods in fiscal 2001 and for the quarterly periods ended July 31, 2001,  October 31, 2001 and January
31, 2002 have been restated to reflect the  correction  of an  accounting  error
(see Note 2). The quarterly  periods  ended July 31, 2001,  October 31, 2001 and
January 31, 2002 have also been  restated to reflect the effect of the Company's change in method of determining percentage of completion (see Note 1). A summary of quarterly  financial  information  for fiscal 2001 and 2002 is as follows (in thousands, except per share data):

                                                     As Previously Reported
                                                    Year Ended April 30, 2001
                                         -------------------------------------------
                                           First      Second       Third       Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                          -------     -------     -------     -------

Revenue                                  $ 24,663    $ 32,696    $ 21,279    $ 15,647
Gross margin                                9,473      12,085       3,447       2,804
Net income (loss)                            (924)        723     (10,051)    (10,893)
Basic and diluted income (loss) per         (0.03)       0.02       (0.30)      (0.32)
share

                                                         As Restated
                                                    Year Ended April 30, 2001
                                         -------------------------------------------
                                           First      Second       Third       Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                          -------     -------     -------     -------
Revenue                                  $ 22,737    $ 33,908    $ 21,540    $ 16,167
Gross margin                                5,781       9,633        (254)        611
Net income (loss)                          (1,352)      1,672     (10,305)     (9,873)
Basic and diluted income (loss) per
share                                       (0.04)       0.05       (0.31)      (0.29)

                                                As Previously Reported
                                               Year Ended April 30, 2002
                                         ------------------------------------
                                           First      Second       Third
                                          Quarter     Quarter     Quarter
                                          -------     -------     -------
Revenue                                  $ 18,248    $ 19,274    $ 16,318
Gross margin                                6,374       7,306       4,911
Income (loss) before minority
interest                                   (1,611)       (176)     (1,921)

Minority interest                            (170)       (148)       --

Net Income (loss)                          (1,781)       (324)     (1,921)
Basic income (loss) per share
Before minority interest                    (0.04)      (0.005)     (0.05)
Minority interest                           (0.01)      (0.005)      --
Basic income (loss) per share               (0.05)       (0.01)     (0.05)
Diluted income (loss) per share
Before Minority interest                    (0.04)      (0.005)     (0.05)

Minority interest                           (0.01)      (0.005)      --

Diluted income (loss) per share             (0.05)      (0.01)      (0.05)

                                                         As Restated
                                                    Year Ended April 30, 2002
                                         -------------------------------------------
                                           First      Second       Third       Fourth
                                          Quarter     Quarter     Quarter     Quarter
                                          -------     -------     -------     -------
Revenue                                  $ 15,902    $ 17,906    $ 14,179    $ 22,290
Gross margin                                4,818       5,810       2,855       8,692
Income (loss) before Minority
interest                                   (1,944)       (613)     (2,985)      1,473

Minority interest                            (170)       (148)       --          --
Net income (loss)                          (2,114)       (761)     (2,985)      1,473
Basic income (loss) per share
Before minority interest                    (0.05)      (0.02)      (0.08)       0.04
Minority interest                           (0.01)        --         --          --
Basic income (loss) per share               (0.06)      (0.02)      (0.08)       0.04
Diluted income (loss) per share
Before minority interest                    (0.05)      (0.02)      (0.08)       0.04
Minority interest                           (0.01)        --         --          --
Diluted income (loss) per share             (0.06)      (0.02)      (0.08)       0.04

                     DATATEC SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II, Valuation and Qualifying Accounts

Accounts Receivable
                                           Balance,
                                          beginning          Charges to cost                       Balance, end
                                          of period           and expenses      Deductions (a)       of period
                                          ---------           ------------      --------------       ---------

Year ended April 30, 2002
Allowance for doubtful accounts            $572,000             $226,000          $(119,000)          $679,000

Year ended April 30, 2001
Allowance for doubtful accounts            $235,000             $608,000          $ (271,000)         $ 572,000

Year ended April 30, 2000
Allowance for doubtful accounts            $269,000             $ --              $  (34,000)         $ 235,000

(a)    Represents the net of write-off and recovery of uncollectable accounts.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

On April 11, 2002,  the Board of Directors of the Company  rescinded its earlier decision to engage Arthur Andersen LLP  ("Andersen")  and dismissed  Andersen as independent public accountants for the fiscal year ended April 30, 2002.

The audit reports of Andersen on the  consolidated  financial  statements of the
Company and its  subsidiaries  for each of the fiscal years ended April 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion,  nor were they  qualified  or modified  as to  uncertainty,  audit  scope,  or  accounting principles.

The decision to dismiss Andersen as independent  public  accountants was made by the Board of Directors following the recommendation of its Audit Committee.

During the fiscal years ended April 30, 2001 and 2000 and the subsequent interim period through April 11, 2002, there were no  disagreements  between the Company and Andersen on any matter of  accounting  principles  or  practices,  financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's  satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

During the fiscal year ended April 30, 2001 and 2000 and the subsequent  interim period through April 11, 2002,  there were no "reportable  events" as defined by
Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Deloitte &  Touche LLP ("Deloitte") as its new principal independent accountants on April 11, 2002.

Neither the Company nor anyone on its behalf has consulted  Deloitte  during the
Company's two most recent fiscal years, or any subsequent interim period,  prior to the engagement of Deloitte.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The  directors  and  executive  officers of the Company,  their ages and present positions with the Company are as follows:

NAME                        AGE     POSITION WITH THE COMPANY
Isaac J. Gaon               53      Chairman of the Board and Chief Executive
                                    Officer and acting Chief Financial Officer
Raymond R. Koch             57      Chief Operating Officer
Albert G. Pastino           60      Chief Financial Officer, Secretary and Treasurer
David M. Milch              47      Executive Director - Office of the Chairman and Director
William J. Adams, Jr.       53      Director
Frank P. Brosens            45      Director
Robert H. Friedman          49      Director
Walter Grossman             58      Director
Mark L. Berenblut           46      Director

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
from 1989 to 1991.

Albert  G.  Pastino,  Chief  Financial  Officer,  began his  business  career at
Deloitte  &  Touche LLP where as a senior  partner he served in a variety of positions  including partner in charge of that firm's High Technology Group. Mr.
Pastino gained investment  banking experience while working at Alex. Brown &
Sons,  Incorporated  where  he  was  involved  in  a  number  of  IPOs,  M&A assignments  and private  equity  placements.  Mr. Pastino was with Kohlberg and
Company,  a private equity Investment  Company,  where he served in a variety of positions,  including  as the  President  of Kisco  Capital  Company,  Inc.,  an
affiliate of Kohlberg and Company, and as a board member of a number of Kohlberg
& Company's portfolio companies. From 1989 through 1992,

Mr.  Pastino  served as Senior Vice  President  and Chief  Operating  Officer of
Fortis Private Capital,  Inc., a private equity investment company  specializing in expansion  financings and  management  buyouts.  He has been Chief  Financial
Officer and Treasurer for a variety of public and private companies.

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

Frank P. Brosens,  Director since November 1998, is one of the founding partners of Taconic Capital  Partners,  an investment firm and has served as a partner of
Taconic  Capital  Partners since June 1999. Mr. Brosens was a general partner of
Goldman Sachs & Co. from November 1988 to November 1994,  where he served as head of the equity derivative and risk arbitrage businesses, as well as a member of several of the firm's principal investment committees.

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
Mark L. Berenblut, Director since June 2001, has also been a managing partner of
Carnegie Hill Investment  Partners,  a venture capital  investment  fund,  since
March 2001 and the managing partner of Berenblut Consulting, a strategy, finance and  economics  consulting  firm,  since  January  2001.  He is  qualified  as a
Chartered  Accountant and Chartered Business Valuator.  He was an equity partner with Arthur  Andersen LLP from 1992 to November  2000.  Mr.  Berenblut is also a member of the advisory  boards of a technology  investment fund and a charitable endowment fund.

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

Based  solely on its  review  of the  copies of such  forms  received  by it, or written  representation  from certain reporting  persons,  the Company believes, during the fiscal year ended April 30, 2002,  that there was compliance with all
Section 16(a) filing requirements applicable to its officers,  directors and 10%
stockholders,  with the exception of (a) Isaac Gaon whose exercise of options in
one  transaction  was   inadvertently   reported  late,  (b)  Isaac  Gaon  whose
acquisition of Common Stock in one transaction was inadvertently  reported late,
(c) David  Milch  whose  acquisition  of  Common  Stock in one  transaction  was inadvertently  reported  late, (d) Walter  Grossman whose  acquisition of Common
Stock in one  transaction  was  inadvertently  reported  late, (e) Frank Brosens whose acquisition of options in one transaction was inadvertently reported late,
(f)  Raymond  Koch  whose  acquisition  of  options  in  two  transactions  were inadvertently  reported  late and (g) Mark  Berenblut  whose  initial Form 3 was inadvertently reported late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth  information for the fiscal years ended April 30,
2000,  2001 and 2002 with  respect  to annual  and  long-term  compensation  for services in all capacities to the Company of (i) the chief executive officer and
(ii) the most highly compensated  executive officers of the Company at April 30,
2002 who received  compensation of at least $100,000  (collectively,  the "Named
Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                  Annual Compensation (1)     Compensation
                                           ---------------------------------------------------------------------
                                                                               Awards
                                                                               ------

                                                                           Securities Underlying       Other
Name and Position                           Year     Salary       Bonus         Options (#)         Compensation
-----------------                           ----     ------       -----         -----------         ------------

Isaac J. Gaon, Chairman of the Board        2002    $350,000        --            --                    --
and Chief Executive Officer                 2001    $346,772        --          700,000                 --
                                            2000    $266,000        --            --                    --

Raymond R. Koch, Chief Operating            2002    $187,654     $28,125        125,000                 --
Officer (3)

(1)  The value of personal benefits for executive officers of the Company during
     Fiscal 2002 that might be  attributable  to management as executive  fringe benefits  such as  automobiles  and club  dues  cannot be  specifically  or precisely determined; however, it would not exceed the lesser of $50,000 or
     10% of the total annual salary and bonus reported for any individual  named above.

(2)  Mr. Koch joined the Company in July 2001.

OPTION GRANTS TABLE

The following table sets forth certain information regarding stock option grants made to each of the Named Officers during Fiscal 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable Value
                                                                                          at Assumed Rates of Annual
                                                                                          Rates of Stock Price
                                          Individual Grants                               Appreciation for Option (1)
---------------------------------------------------------------------------------------------------------------------

                                            Percent of
                                           Total Options
                     Shares of Common       Granted to        Exercise or
                     Stock Underlying      Employees in       Base Price    Expiration
  Name                Options Granted      Fiscal Year (%)      ($/Sh)        Date           5%       10%
  ----                ---------------      ---------------      ------        ----           --       ---

  Raymond Koch           100,000               17%               0.76         07/27/11    47,796    121,124

  Raymond Koch            25,000                4%               0.64         10/15/11    10,162    25,500

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

The following  table sets forth  certain  information  concerning  stock options exercised  during Fiscal 2002 and stock options that were unexercised at the end of Fiscal 2002 with respect to the Named Officers.

                           AGGREGATED OPTION EXERCISES
                       DURING THE MOST RECENTLY COMPLETED
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                   Shares       Value            Number of Securities            Value of Unexercised In-The-
                 Acquired on   Realized         Underlying Unexercised           Money Options at Fiscal Year-End
   Name          Exercise (#)    ($)        Options Held at Fiscal Year-End (#)              ($) (1)
-------------------------------------------------------------------------------------------------------------------

                                            Exercisable      Unexercisable       Exercisable       Unexercisable
                                            -----------      -------------       -----------       -------------
Isaac J. Gaon       368,245    $261,000      1,215,488         183,333                                     --
Raymond Koch             --          --         41,666          83,334             $5,600             $11,200

(1)  Represents  the  total  gain that  would be  realized  if all  in-the-money options held at April 30, 2002 were  exercised,  determined by  multiplying the number of shares  underlying the options by the difference  between the per share option exercise price and $0.87 per share,  which was the closing bid price per share of the  Company's  Common Stock on April 30,  2002.  An
     option is  in-the-money  if the fair market value of the underlying  shares exceeds the exercise price of the option.

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

David Milch is employed on a part time basis as the Company's Executive Director
- Office of the Chairman  pursuant to an employment  agreement dated October 27,
2000,  for a term ending on October 26,  2002.  The  agreement  provides  for an annual  base  salary of  $125,000.  Dr.  Milch was  granted  options to purchase
200,000 shares of Common Stock on March 7, 2001.  Upon early  termination by the
Company without Cause (as defined in the agreement),  or by Mr. Milch with "Good
Reason" (as defined in the  agreement),  the Company is required,  within thirty days of the  termination,  to pay Mr. Milch an amount equal to the lesser of (a)
the pro rata portion of his base salary on the number of calendar days beginning on the date of  termination  through and  including  December 31, 2002,  and (b)
three months of his base salary, and all expense reimbursements due to him.

Raymond Koch is employed as the Company's Chief Operating  Officer pursuant to a letter  agreement  dated July 5, 2001,  for an  unspecified  term. The agreement provides for an annual base salary of $225,000.  Pursuant to the agreement,  Mr.
Koch has been  granted  options to purchase an  aggregate  of 125,000  shares of
Common  Stock.  Mr.  Koch is also  entitled  to a bonus of up to 25% of his base salary and annual  option grants to purchase up to 50,000 shares of Common Stock based on the Company  achieving certain  performance  goals. Upon termination by the Company without cause,  Mr. Koch is entitled to six months severance pay and benefits.

ITEM 12.   SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

The following table sets forth  information  concerning  ownership of the Common
Stock  outstanding  as of September  10,  2002,  by (i) each person known by the
Company  to be the  beneficial  owner  of more  than  five  percent  (5%) of the
Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary  compensation  table,  and (iv) all executive  officers and directors of the Company as a group.
                                              Amount of Shares
                                               Beneficially
Name and Address of Beneficial Owner(1)          Owned(2)         Percentage of Class
---------------------------------------          --------         -------------------

Isaac J. Gaon (3)                                1,838,424               4.9%
Raymond Koch (4)                                    75,000                  *
William J. Adams, Jr. (5)                           48,000                  *
Frank P. Brosens (6)                               450,873               1.3%
David M. Milch (7)                               1,007,305               2.8%
Robert H. Friedman (8)                             170,946                  *
Walter Grossman (9)                                679,975               1.9%
Mark L. Berenblut (10)                              24,000                  *
Robert F. Gadd (11)                                      0                  *
All directors and officers as a
  group (9 persons) (12)                         4,294,523              11.3%
--------------
* Less than 1%

(1)  Unless otherwise indicated, all addresses are c/o Datatec Systems, Inc., 23
     Madison Road, Fairfield, New Jersey 07004.
(2)  Beneficial  ownership has been  determined  in  accordance  with Rule 13d-3 under the  Exchange  Act ("Rule  13d-3")  and unless  otherwise  indicated, represents  shares  for which the  beneficial  owner  has sole  voting  and investment  power. The percentage of class is calculated in accordance with
     Rule 13d-3 and  includes  options or other  rights to  subscribe  which are exercisable  within sixty (60) days from September 10, 2002.
(3)  Mr. Gaon's beneficial  ownership includes options  exercisable within sixty
     (60) days from  September  10, 2002 to purchase an  aggregate  of 1,445,301 shares of Common Stock.
(4)  Mr. Koch's  beneficial  ownership  consists of options  exercisable  within sixty (60) days from  September 10, 2002 to purchase an aggregate of 75,000 shares of Common Stock.
(5)  Mr. Adams'  beneficial  ownership  consists of options  exercisable  within sixty (60) days from September 10, 2002 to purchase 48,000 shares of Common
     Stock.  Mr. Adams' address is c/o  WhiteSpace,  Inc., 555 East Main Street,
     Chester, New Jersey 07930.
(6)  Mr. Brosens' beneficial ownership includes options exercisable within sixty
     (60) days from  September  10,  2002 to  purchase  88,000  shares of Common
     Stock.  Mr.  Brosens'  address is 63 East Field  Drive,  Bedford,  New York
     10506.
(7)  Dr. Milch's beneficial  ownership includes options exercisable within sixty
     (60) days from  September  10,  2002 to purchase  520,000  shares of Common
     Stock.  Dr. Milch's address is c/o Davco  Consultants,  Inc., 114 East 13th
     Street, New York, New York 10003.
(8)  Mr. Friedman's  beneficial  ownership  includes options  exercisable within sixty (60) days from  September  10,  2002 to  purchase  136,000  shares of
     Common  Stock.  Mr.  Friedman's   address  is  c/o  Olshan  Grundman  Frome
     Rosenzweig & Wolosky LLP, 505 Park Avenue, New York, New York 10022-1170.
(9)  Mr. Grossman's  beneficial  ownership includes (a) 125,000 shares of Common
     Stock held by  Carlisle  Capital  LLC,  of which Mr.  Grossman  is the sole managing  member,  (b) 190,975  shares of Common Stock owned by his spouse,
     (c) 40,000  shares of Common  Stock  held by trusts for the  benefit of his daughters,  and  (d)  options  exercisable  within  sixty  (60)  days  from
     September  10,  2002 to purchase an  aggregate  of 24,000  shares of Common
     Stock. Mr. Grossman's  address is c/o Brookehill  Capital  Partners,  Inc.,
     1221 Post Road East, Westport, Connecticut 06880.
(10) Mr. Berenblut's beneficial ownership consists of options exercisable within sixty (60) days from September 10, 2002 to purchase 24,000 shares of Common
     Stock. Mr. Berenblut's  address is 27 Shelborne Avenue,  Toronto,  Ontario,
     Canada M5N 1Y8.
(11) Mr. Gadd is a former Senior Vice President and Chief Technology  Officer of
     the Company.
(12) Includes  options  and  warrants  exercisable  within  sixty (60) days from
     September  10, 2002 to purchase an aggregate of 2,360,301  shares of Common
     Stock held by the directors and executive officers of the Company.

                                                       Equity Compensation Plan Information
                                                                                                      Number of securities remaining
                                                                                                  available for future issuance under
                                         Number of securities to be                                     equity compensation plans
                                           issued upon exercise of      Weighted-average exercise (excluding securities reflected in
                                            outstanding options,           price of outstanding                  column (a))
                                             warrants and rights       options warrants and rights
                 Plan category
                                                     (a)                           (b)                               (c)

Equity compensation plans approved                4,818,672                       $3.38                           1,516,299
by security holders

Equity compensation plans not                        --                             --                                --
approved by security holders

     Total                                        4,818,672                       $3.38                           1,516,299

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr.  William J.  Adams,  Jr., a Director of the  Company,  is the  President  of
WhiteSpace,  Inc.,  which  company  had been  retained by the Company to provide consulting  services to the Company.  Fees paid to WhiteSpace,  Inc.  during the years  ended April 30,  2000,  2001 and 2002  amounted  to $57,000,  $93,000 and
$125,000,  respectively,  but this  relationship  has  concluded  so the Company anticipates no fees to be paid in the future.

Mr. Robert H. Friedman,  a Director of the Company,  is a member of the law firm of Olshan Grundman Frome Rosenzweig  &  Wolosky LLP, which law firm has been retained by the Company  during the last fiscal  year.  Fees  received  from the
Company  by such firm  during  the last  fiscal  year did not  exceed 5% of such firm's or the Company's revenue.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

            (a)(1) The following  financial  statements are included in Part II,
                   Item 8:
                        CONSOLIDATED FINANCIAL STATEMENTS

                         Auditors' Report

                         Financial Statements:

                         Consolidated  Balance Sheets as of April 30,
                         2001   (restated)   and  2002

                         Consolidated Statements of Operations for
                         the years ended April 30, 2000 (restated), 2001
                         (restated) and 2002.

                         Consolidated   Statements  of  Comprehensive
                         Loss for the years  ended  April 30, 2000
                         (restated),  2001 (restated) and 2002.

                         Consolidated Statements of Changes in Stockholders'
                         Equity (Deficit) for the years ended April 30, 2000
                         (restated), 2001 (restated) and 2002.

                         Consolidated Statements of Cash Flows for the
                         years ended April 30, 2000 (restated), 2001
                         (restated) and 2002.

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

            (b)  Reports on Form 8-K filed during the last quarter of 2002:

                        Report on Form 8-K filed  April 3, 2002  disclosing  the
                        issuance  of  $2.0  million  principal  of  Subordinated
                        Secured Convertible debentures.

                        Report on Form 8-K filed April;  11, 2002 disclosing the
                        appointment of Deloitte & Touche LLP as its independent
                        auditors.

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

             *10.27     --   Inventory and Working Capital  Financing  Agreement
                             dated  November 10, 2000 by and between the Company
                             and IBM Credit Corporation.

             *10.28     --   Guaranty of Datatec  Systems,  Inc. in favor of IBM
                             Credit Corporation dated November 8, 2000.

             *10.29     --   Acknowledgment,  Waiver and  Amendment to Financing
                             Agreement  dated  May 2,  2001 by and  between  the
                             Company and IBM Credit Corporation.

             *10.30     --   Collateralized  Guaranty of Datatec  Systems,  Inc.
                             dated   May  2,   2001  in  favor  of  IBM   Credit
                             Corporation.

             *10.31     --   Acknowledgment,  Waiver and  Amendment to Financing
                             Agreement  dated July 26,  2001 by and  between the
                             Company and IBM Credit Corporation.

              10.32     --   Amended and Restated 1998 Employee  Stock  Purchase
                             Plan,  incorporated  by reference to the  Company's
                             registration   statement  on  Form  S-8  (File  No.
                             333-71274) filed with the Commission on October 10,
                             2001.

             *10.33     --   Stock  Purchase  Agreement  by and between  Datatec
                             Systems,   Inc.  and  Cisco  Systems,   Inc.  dated
                             November 2, 2001.

             *10.34     --   Investor  Rights  Agreement by and between  Datatec
                             Systems,   Inc.  and  Cisco  Systems,   Inc.  dated
                             November 2, 2001.

             *10.35     --   Promissory Note by Datatec  Systems,  Inc. in favor
                             of Cisco Systems, Inc. dated November 2, 2001.

              10.36     --   Acknowledgment,  Waiver and  Amendment to Financing
                             Agreement by and between Datatec  Industries,  Inc.
                             and IBM Credit Corporation dated December 14, 2001,
                             incorporated  by  reference to the  Company's  Form
                             10-Q for the fiscal quarter ended October 31, 2001.

             *10.37     --   Acknowledgment,  Waiver and  Amendment to Financing
                             Agreement by and between Datatec  Industries,  Inc.
                             and IBM Credit Corporation dated March 14, 2002.

              10.38     --   Subordinated  Secured  Convertible  Debentures  and
                             Warrants Purchase  Agreement,  dated as of April 3,
                             2002,  by and among the Company  and the  investors
                             signatory thereto, incorporated by reference to the
                             Company's Form 8-K dated April 5, 2002.

              10.39     --   Form  of  5%   Subordinated   Secured   Convertible
                             Debenture,  dated as of April 3, 2002, incorporated
                             by reference to the Company's  Form 8-K dated April
                             5, 2002.

              10.40     --   Form of Stock Purchase  Warrant,  dated as of April
                             3, 2002, incorporated by reference to the Company's
                             Form 8-K dated April 5, 2002.

              10.41     --   Registration Rights Agreement, dated as of April 3,
                             2002,  by and among the Company  and the  investors
                             signatory thereto, incorporated by reference to the
                             Company's Form 8-K dated April 5, 2002.

              10.42     --   Security  Agreement,  dated as of April 3, 2002, by
                             and among the Company and the  investors  signatory
                             thereto, incorporated by reference to the Company's
                             Form 8-K dated April 5, 2002.

              *21.1     --   Subsidiaries of the Company.

               24.1     --   Power of Attorney,  included on the signature  page
                             of this Form 10-K.

              *99.1     --   Certification of Chief Executive Officer.

              *99.2     --   Certification of Chief Financial Officer.

---------------------------
*  Filed herewith.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATATEC SYSTEMS, INC.

                                      By:     /s/ Isaac J. Gaon
                                              --------------------------
                                      Name:   Isaac J. Gaon
                                      Title:  Chairman of the Board and
                                              Chief Executive Officer

                                      Dated:  October 3, 2002

            KNOW ALL MEN BY THESE  PRESENTS,  that each person  whose  signature appears  below  constitutes  and  appoints  ISAAC J.  GAON  his true and  lawful attorney-in-fact  with full power of substitution and resubstitution for him and in his name,  place and stead,  in any and all  capacities,  to sign any and all amendments  to this  Annual  Report on Form  10-K,  and to file the  same,  with exhibits  thereto,  and  other  documents  in  connection  therewith,  with  the
Securities  and Exchange  Commission,  hereby  ratifying and confirming all that said  attorney-in-fact  or his substitute may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                          Date
         ---------                               -----                          ----

/s/ Isaac J. Gaon                  Chairman of the Board and Chief         October 3, 2002
------------------------------     Executive Officer (principal
Isaac J. Gaon                      executive officer)

/s/ Albert G. Pastino              Chief Financial Officer, Secretary      October 3, 2002
------------------------------     and Treasurer (principal financial
Albert G. Pastino                  and accounting officer)

/s/ William Adams                  Director                                October 3, 2002
------------------------------
William Adams

/s/ Mark Berenblut                 Director                                October 3, 2002
------------------------------
Mark Berenblut

/s/ Robert H. Friedman             Director                                October 3, 2002
------------------------------
Robert H. Friedman

/s/ Walter Grossman                Director                                October 3, 2002
------------------------------
Walter Grossman

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                            Section 302 Certification

            I, Isaac J. Gaon, certify that:

            (1) I have  reviewed  this  annual  report on Form  10-K of  Datatec
            Systems, Inc., a Delaware corporation (the "registrant");

            (2) Based on my  knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            (3)  Based on my  knowledge,  the  financial  statements,  and other financial information included in this annual report, fairly present in  all  material  respects  the  financial  condition,  results  of operations  and cash flows of the  registrant  as of,  and for,  the periods presented in this annual report;

Date:     October 3, 2002

                                            By: /s/ Isaac J. Gaon
                                               ---------------------------------
                                               Isaac J. Gaon
                                               Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                            Section 302 Certification

            I, Isaac J. Gaon, certify that:

            (1) I have  reviewed  this  annual  report on Form  10-K of  Datatec
            Systems, Inc., a Delaware corporation (the "registrant");

            (2) Based on my  knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

            (3)  Based on my  knowledge,  the  financial  statements,  and other financial information included in this annual report, fairly present in  all  material  respects  the  financial  condition,  results  of operations  and cash flows of the  registrant  as of,  and for,  the periods presented in this annual report;

Date:  October 3, 2002

                                            By:/s/ Isaac J. Gaon
                                               ---------------------------------
                                               Isaac J. Gaon
                                               Chief Financial Officer
                                               with respect to this Certification