Form 10-Q
period 2002-07-31
DATATEC SYSTEMS INC
filed 2002-11-07
CIK 768119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2002
                                                  -------------

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-20688
                        ---------------------------------

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                       94-2914253
---------------------------------                  ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

23 Madison Road, Fairfield, NJ                               07004
--------------------------------                   ----------------------------
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

The number of shares of Registrant's  Common Stock  outstanding on July 31, 2002 was 35,688,000.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED JULY 31, 2001

                                      INDEX
                                      -----

PART I:     FINANCIAL INFORMATION

                                                                                     Page

            Item 1:     Consolidated Financial Statements

                        Balance Sheets at April 30, 2002 and
                        July 31, 2002                                                  3

                        Statements of Operations for the three months ended
                        July 31, 2001 (as restated) and 2002                           4

                        Statements of Comprehensive Income for the
                        three months ended July 31, 2001 (as restated) and 2002        5

                        Statements of Cash Flows for the three months ended
                        July 31, 2001 (as restated) and 2002                           6

                        Notes to Unaudited Consolidated Financial Statements           7 - 10

            Item 2:     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                            11 - 20

            Item 3:     Quantitative and Qualitative Disclosure About Market Risk      20

            Item 4:     Controls and Procedures                                        20 - 21

PART II:    OTHER INFORMATION

            Item 1: Legal Proceedings                                                  22

            Item 6: Exhibits and Reports on Form 8-K                                   22

Signature Page                                                                         23

Certifications                                                                         24-25

                         PART I - FINANCIAL INFORMATION

Item 1:     Consolidated Financial Statements

                              DATATEC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 July 31, 2002
                                                                 April 30, 2002   (unaudited)
                                                                 --------------   -----------

ASSETS
---------------------------------------

CURRENT ASSETS:

   Cash and cash equivalents                                        $        49    $       138
   Receivables, net                                                      21,803         25,377
   Inventory                                                              3,176          3,200
   Prepaid expenses and other current assets                                724            727
                                                                    -----------    -----------

               Total current assets                                      25,752         29,442

Property and equipment, net                                               3,259          3,167
Goodwill, net                                                             2,665          2,665
Other assets                                                              4,170          3,751
                                                                    -----------    -----------

               TOTAL ASSETS                                         $    35,846    $    39,025
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

   Short-term borrowings                                            $    17,464    $    17,278
   Accounts payable                                                       7,789         10,222
   Accrued and other liabilities                                          3,742          3,769
   Subordinated secured convertible debentures, net of
    unamortized discount                                                    --           1,573
                                                                    -----------    ------------

               Total current liabilities                                 28,995         32,842
                                                                    -----------    -----------
LONG-TERM DEBT:
   Due to related parties                                                 1,414          1,414
   Capital lease obligation                                                   2

   Subordinated secured convertible debentures, net of
      unamortized discount                                                1,457           --
                                                                    -----------    -----------

               Total long-term debt                                       2,873          1,414
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value (authorized 75,000,000
      shares;  issued and outstanding 35,591,000 shares and
      35,688,000 shares as of April 30, 2002 and July 31,
      2002, respectively)                                                    35             35
   Additional paid-in capital                                            53,532         53,593
   Accumulated deficit                                                  (49,239)       (48,507)
   Accumulated comprehensive loss                                          (350)          (352)
                                                                    -----------    -----------

      Total stockholders' equity                                          3,978          4,769
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    35,846    $    39,025
                                                                    ===========    ===========
      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                                                    For the Three Months Ended
                                                                            July 31,
                                                                   -----------------------------
                                                                        2001               2002

                                                                   (As Restated)
                                                                   -------------    -------------

Revenue                                                             $     18,062    $     23,072

Cost of revenues                                                          12,316          16,546
                                                                    ------------    ------------

Gross profit                                                               5,746           6,526

Selling, general and administrative expenses                               6,180           5,054
                                                                    ------------    ------------

Operating income (loss)                                                     (434)          1,472

Interest expense                                                            (582)           (740)
                                                                    ------------    ------------
Income (loss) before minority interest                                    (1,016)            732

Minority interest                                                           (170)           --
                                                                    ------------    ------------

Net income (loss)                                                   ($     1,186)   $       --
                                                                    ============    ============

Earnings (loss) per common share - basic:

    Net income (loss) per share                                     $      (0.04)   $       0.02
                                                                    ============    ============

Earnings (loss) per common share - diluted:

    Net income (loss) per share                                     $      (0.04)   $       0.02
                                                                    ============    ============

WEIGHTED AVERAGE COMMON SHARES - BASIC                                33,844,000      35,672,000
                                                                    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES  - DILUTED       33,844,000      35,750,000
                                                                    ============    ============

      The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                           For the Three Months Ended
                                                                                  July 31,
                                                                    ---------------------------------------
                                                                          2001                 2002

                                                                     (As Restated)
                                                                     -------------          ---------------

Net income (loss)                                                        ($1,186)              $   732

Other comprehensive income (loss)-
   Foreign currency translation adjustment                                     2                    (2)
                                                                         -------               -------

Comprehensive income (loss)                                              ($1,184)              $   730
                                                                         =======               =======

 The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                              DATATEC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                     For the Three Months Ended
                                                                              July 31,
                                                                 -----------------------------------
                                                                       2001                 2002

                                                                  (As Restated)
                                                                  -------------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                   ($1,186)            $   732

    Adjustments to reconcile net income (loss) to net cash
    provided by (used) in operating activities --

       Depreciation and amortization                                    1,229               1,013

       Accretion of preferred stock discount                               20                 116

       Changes in operating assets and liabilities:

           Decrease (increase) in accounts receivable                   1,628              (3,574)

           Decrease (increase) in inventory                               930                 (24)

           Decrease (increase) in prepaid expenses and other assets       542                  13

           (Decrease) increase in accounts payable, accrued and
           other liabilities                                           (6,672)              2,475
                                                                      -------             -------

  Net cash provided by (used) in operating activities                  (3,509)                751
                                                                      -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                               (397)               (322)

       Investment in software development                                --                  (196)
                                                                      -------             -------

       Net cash used in investing activities                             (397)               (518)
                                                                      -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net increase (decrease) in short-term borrowings                 3,475                (186)

       Net payments of indebtedness                                       (57)                (17)

       Net proceeds from issuance of common stock/warrant                  87                  61
                                                                      -------             -------

           Net cash provided by (used in) financing activities          3,505                (142)
                                                                      -------             -------

           Net effect of foreign currency translation on cash               2                  (2)
                                                                      -------             -------

           Net increase (decrease) in cash                               (399)                 89

Cash at beginning of period                                               571                  49
                                                                      -------             -------

Cash at end of period                                                 $   172             $   138
                                                                      =======             =======

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

The accompanying  unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles accepted for interim financial  information and with the  instructions to Form 10-Q and Article 10 of
Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally  accepted  in the United  States of America  for  complete financial statements. In the opinion of management,  all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been  included.  Operating  results for the three months ended July 31, 2002 are not necessarily  indicative of the results that may be expected for a full year.
The  accompanying  financial  statements  should be read in conjunction with the consolidated financial statements and notes thereto included in Datatec's annual report on Form 10-K for the year ended April 30, 2002.

RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002, the Company determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements and it identified  certain errors in its previously  issued financial statements related to total estimated contract values, total costs incurred with certain  long term  contracts  and certain  accrued and prepaid  expenses.  As a result, the Company has restated its previously issued financial  statements for the years ended April 30, 2000 and 2001. As a result,  the financial  statements for the quarter ended July 31, 2001  contained  herein have been  restated.  The
Company previously  reported a net loss of $1.781 million,  or $(0.05) per share for the quarter  ended July 31, 2001.  The  restatement  resulted in the Company reporting net loss of $2.114 million, or $(0.06) per share for the quarter.

CHANGE IN ACCOUNTING

The Company  decided at the  beginning of the current  fiscal year to change its method of estimating  progress  toward  completion of its  contracts.  Under its previous  method,  the  percentage  of direct  labor  incurred  to date to total estimated  direct  labor to be  incurred  on a project  was used to  determine a contract's percentage of completion,  while under the new method, the percentage of total  costs  incurred to date to total  estimated  costs to be incurred on a project  is  used  to  determine  a  contract's  percentage  of  completion.  In
accordance  with  Accounting   Principles  Board  Opinion  No.  20,  "Accounting
Changes,"  paragraph  27, the financial  statements  of prior periods have been adjusted to apply the new method  retroactively.  The effects of the  accounting change applied retroactively are shown below:

                                                           As                        As
                                                       Previously               Retroactively
            Three months ended July 31,                 Restated                   Adjusted
            2001:
            ---------------------------               --------------            --------------
              Net Loss                                   ($2.114 million)     ($1.186 million)
              Net loss per share - basic                  $(0.06)              $(0.04)
              Net loss per share - diluted                $(0.06)              $(0.04)

The balance of the  accumulated  deficit at April 30, 2002 has been adjusted for the effect of applying retroactively the new method of accounting, as follows:

                                                     April 30, 2002
                                                     --------------
Accumulated deficit, as previously reported            ($50,938)
Accumulated deficit, as retroactively adjusted         ($49,239)

(3)  EARNINGS PER SHARE

Basic  earnings per share is  calculated  using the weighted  average  number of shares  outstanding  for the three months ended July 31, 2001 and 2002.  Diluted earnings per share is  calculated  using the weighted  average  number of shares outstanding  plus the  incremental  shares from assumed  conversions of options, debt and  preferred  stock for the three  months  ended July 31,  2001 and 2002.
Outstanding  options and warrants  have been excluded for the three months ended
July 31, 2001 as their inclusion would have been anti-dilutive for this period.

(4)  SHORT-TERM BORROWINGS

In November  2000,  the Company  replaced its current  lender and entered into a credit line with IBM Credit Corporation.  Under the credit line, the Company has a revolving loan that provides for maximum  borrowings of $16.0 million that was increased from $14.0 million on July 25, 2001.  Availability under the revolving loan  is  calculated  as the  sum of 85% of  eligible  accounts  receivable,  as
defined,   and  35%  and  25%  of  cable  and  non-cable   eligible   inventory,
respectively,  as defined.  The amounts  outstanding under the credit line as of
April  30,  2002 and  July 31,  2002  were  $14.5  million  and  $14.3  million, respectively.  There were no additional available borrowings,  as defined, as of
July 31,  2002.  Since July 31,  2002,  IBM Credit  Corporation  has granted the
Company additional  availability and increased the maximum amount eligible to be borrowed as the Company's accounts receivables and inventory have increased. The revolving  loan  accrues  interest  at the prime rate plus 4.25% and  matures in
November 2003. However,  IBM Credit Corporation has notified the Company that it does not intend to renew its working capital financing line and term loan beyond
August 1,  2003.  As a result,  the  Company  is  actively  seeking  replacement financing.

The Company also has a $3,000,000 term loan with IBM Credit  Corporation that is due in February  2003 but repayment has been extended to no later than August 1,
2003. The full amount of the term loan was  outstanding as of April 30, 2002 and
July 31, 2002. The term loan accrues  interest at the prime rate plus 4.25% and, beginning in August 2002 is payable in monthly  installments  of  principal  and interest of $300,000.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial  Accounting Standards Board ("FASB") issued SFAS
No.  141,  "Business  Combinations,"  and  SFAS  No. 142   "Goodwill  and  Other
Intangible  Assets,"  (collectively "the Standards").  The Standards require all business  combinations  initiated  after June 30, 2001 to be accounted for using the  purchase  method of  accounting,  that  goodwill  no longer be  subject  to amortization  but rather be reviewed  periodically for impairment and that other identifiable  intangibles  be separated and those with finite lives be amortized over their useful lives.  Goodwill and intangible  assets with indefinite  lives
must  be  assessed  once  a  year  for   impairment,   and  more  frequently  if
circumstances  indicate a possible  impairment.  The first step of the  two-step impairment  assessment  identifies  potential  impairment  and compares the fair value of the  applicable  reporting  unit with its  carrying  amount,  including goodwill.  If the fair value of the reporting  unit exceeds its carrying  value, goodwill of the reporting unit is not considered  impaired,  and the second step of the impairment test is not necessary.  If the carrying value of the reporting unit  exceeds its fair value,  the second step of the  impairment  test shall be performed  to measure the amount of  impairment  loss,  if any.  The Company was required to adopt these provisions on May 1, 2002;  however, it elected to early adopt the Standards on May 1, 2001 as permitted and evaluated the carrying value of its Goodwill and other intangible assets. Based on its evaluation,  which, in part, was based on certain fair value  assumptions,  the Company determined that there is no impairment to its goodwill and other intangible  assets.  Subsequent impairment tests will be performed,  at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company  was  assisted in its  measurement  of fair value by an  independent valuation  firm.  The  measurement  of fair value was based on an  evaluation of future  discounted cash flows,  public company trading  multiples and merger and acquisition transaction multiples. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections.  The Company's  discounted cash flow evaluation used a range of discount  rates that  corresponds  to the  Company's  weighted  average  cost of capital.  This  discount  range is  consistent  with  that  used for  investment decisions and takes into account the specific and detailed  operating  plans and strategies of the reporting unit.

Goodwill is no longer amortized under SFAS No. 142.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development  and normal  operation  of  long-lived  assets,  except for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting with fiscal years  beginning  after June 15, 2001. The Company has adopted the new accounting standard on existing long-lived assets during the quarter  ended July 31,  2002.  There was no impact on the  Company's  financial position or results of  operations  for the quarter as a result of adopting this standard.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 addresses financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes FASB Statement No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and  Long-Lived  Assets  to Be  Disposed  Of,"  and the  accounting  and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
-  Reporting  the  Effects  of  Disposal  of  a  Segment  of  a  Business,   and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions," for
the disposal of a segment of a business.  This Statement also amends  Accounting
Research Bulletin No. 51, "Consolidated  Financial Statements," to eliminate the exception to  consolidation  for a subsidiary  for which control is likely to be temporary.  The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has adopted the new accounting  standard on existing  long-lived assets during the quarter ended
July 31,  2002.  There was no  impact on the  Company's  financial  position  or results of operations for the quarter as a result of adopting this standard.

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

In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities." SFAS No. 146 will supercede  Emerging Issues
Task  Force  Issue  No.  94-3,  "Liability   Recognition  for  Certain  Employee
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

(6)  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

       Cash paid during the three months ended July 31 (in thousands):

                               2001                  2002
                           ------------           ---------
           Interest Paid       $ 530                $ 500

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

The following  discussion of results of  operations  and financial  condition is based  upon  and  should  be read in  conjunction  with  Datatec's  Consolidated
Financial Statements and Notes for the year ended April 30, 2002.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking  statements" within the  meaning of the  Private  Securities  Litigation  Reform Act of 1995.  These
statements can sometimes be identified by the use of forward-looking  words such as "anticipate,"  "believe,"  "estimate," "expect," "intend," "may," "will," and
similar  expressions.   These  statements  are  based  on  management's  current
expectations and are subject to risks, uncertainties and assumptions. Should one or more of  these  risks  or  uncertainties  materialize  or  should  underlying assumptions  prove  incorrect,  actual  results may vary  materially  from those anticipated, expected, estimated or projected.

The  following  factors  among  others,  could  cause  actual  results to differ materially from those described in the  forward-looking  statements:  changes in
demand  for,  or  in  the  mix  of,  Datatec's   services;   project  delays  or
cancellations;  cost overruns with regard to fixed price  projects;  competitive pressures;  general  economic  conditions;  Datatec's  inability  to replace its current  working  capital  financing  line,  and other such  factors  related to financing,  obtaining  new  projects  and  delivering  its  services at targeted margins.

RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002, the Company determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements and it identified  certain errors in its previously  issued financial statements related to total estimated contract values, total costs incurred with certain  long term  contracts  and certain  accrued and prepaid  expenses.  As a result, the Company has restated its previously issued financial  statements for the years ended April 30, 2000 and 2001. As a result,  the financial  statements for the quarter ended July 31, 2001  contained  herein have been  restated.  The
Company previously  reported a net loss of $1.781 million,  or $(0.05) per share for the quarter  ended July 31, 2001.  The  restatement  resulted in the Company reporting net loss of $2.114 million, or $(0.06) per share for the quarter.

CHANGE IN ACCOUNTING

The Company  decided at the  beginning of the current  fiscal year to change its method of estimating  progress  toward  completion of its  contracts.  Under its previous  method,  the  percentage  of direct  labor  incurred  to date to total estimated  direct  labor to be  incurred  on a project  was used to  determine a contract's percentage of completion,  while under the new method, the percentage of total  costs  incurred to date to total  estimated  costs to be incurred on a project  is  used  to  determine  a  contract's  percentage  of  completion.  In
accordance  with  Accounting   Principles  Board  Opinion  No.  20,  "Accounting
Changes,"  paragraph  27, the  financial  statements  of prior periods have been adjusted to apply the new method  retroactively.  The effects of the  accounting change applied retroactively are shown below:

                                                           As                        As
                                                       Previously               Retroactively
            Three months ended July 31,                 Restated                   Adjusted
            2001:
            ---------------------------               --------------            --------------
              Net Loss                                   ($2.114 million)     ($1.186 million)
              Net loss per share - basic                  $(0.06)              $(0.04)
              Net loss per share - diluted                $(0.06)              $(0.04)

The balance of the  accumulated  deficit at April 30, 2002 has been adjusted for the effect of applying retroactively the new method of accounting, as follows:

                                                     April 30, 2002
                                                     --------------
Accumulated deficit, as previously reported            ($50,938)
Accumulated deficit, as retroactively adjusted         ($49,239)

RECENT DEVELOPMENTS

SUBORDINATED SECURED CONVERTIBLE DEBENTURES. On April 3, 2002 the Company raised
$2.0  million  of  financing  (less  out-of-pocket  transaction  costs of $0.170 million) to be used for working capital purposes by issuing an aggregate of $2.0 million  principal  amount of Subordinated  Secured  Convertible  Debentures and
Warrants to purchase an  aggregate  of 270,000  shares of the  Company's  common stock at  $1.416  per  share.  The  debentures  mature  on July 2, 2003 and bear interest at a rate of 5% per annum.  The interest is due  quarterly on March 31,
June 30,  September  30, and  December 31 of each year (with the first  interest payment due and payable on September  30, 2002) and is payable in cash or Common
Stock at the Company's  option.  The Company  recorded a discount of $582,000 in connection with the issuance of the Debentures. The warrants have been valued at approximately  $291,000,  based on the Black Scholes Pricing Model utilizing the following  assumptions:  expected life of 5.0 years;  volatility of 119 percent, and risk free borrowing rate of 4.405 percent.  This amount has been recorded as a discount  against the debt and will be accreted as interest  expense  over the remaining life of the debt. In addition, in accordance with Emerging Issues Task
Force 98-5, an embedded beneficial conversion feature of approximately  $291,000 has been  recognized  as  additional  paid-in-capital  and will be  accreted  as additional  interest  expense over the remaining life of the debt.  Through July
31, 2002, $155,000 of the above discounts has been accreted.  The Debentures are secured by all assets of the Company,  which security  interest is junior to the security interest granted to the Company's existing senior lender.

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

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture holders and is incurring the penalties  described herein.  Pursuant to an  agreement  dated  September  27,  2002,  the  Company has agreed to issue an aggregate of 60,736  shares of Common Stock to the investors in exchange for the cancellation of

penalties  incurred  through  September 1, 2002. As of July 31, 2002,  penalties under this default amounted to approximately $48,600.

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

SENIOR CREDIT FACILITY.  The Company's  existing credit facility with IBM Credit
Corporation  consists of (i) a $16 million three-year  revolving credit facility and (ii) a $3 million  three-year  term loan payable in monthly  installments of principal and interest.  The  borrowings  under the revolving line of credit are based on a  formula  of 85% of  eligible  receivables  and  25-35%  of  eligible inventory.  Both the revolving line of credit and the term loan bear interest at prime plus 4.25%. The amounts  outstanding under the credit line as of April 30,
2002 and July 31, 2002 were $14.5 million and $14.3 million, respectively. There were no additional available borrowings,  as defined, as of July 31, 2002. Since
July 31,  2002,  IBM Credit  Corporation  has  granted  the  Company  additional availability  and  increased the maximum  amount  eligible to be borrowed as the
Company's accounts receivable and inventory have increased.

IBM Credit Corporation has notified the Company that it does not intend to renew the existing  revolving  credit facility upon its expiration in November 2003 or the term loan upon its expiration in February 2003. Such  expiration  dates will be  extended  to  August  1,  2003 in the  event  the  Company  fails to  secure replacement  financing  before  that date.  Accordingly,  the  Company is in the process of seeking a replacement for these  facilities.  Although the Company is confident that it will be able to refinance this debt, there can be no assurance that it will be able to do so.

Pursuant to a letter from The Nasdaq Stock Market  ("Nasdaq") dated September 6,
2002,  the Company  received  notification  from Nasdaq that the Company did not comply  with  Nasdaq's  minimum  stockholder  equity  requirement.  The  Company presented a plan to NASDAQ in which it outlined a strategy for  bringing  itself in compliance with NASDAQ's  minimum equity  requirements.  On November 4, 2002,
Nasdaq  determined  to transfer the listing of the  Company's  securities to the
Nasdaq  SmallCap  Market (the  "Nasdaq  SmallCap").  The  transfer to the Nasdaq
SmallCap is conditioned upon the Company filing with the Securities and Exchange
Commission  and Nasdaq,  on or before  November  7, 2002,  its Form 10-Q for the quarter ended July 31, 2002,  demonstrating compliance with all requirements for continued  listing on the Nasdaq  SmallCap and the  successful  completion of an application  and review  process  for  listing on the  Nasdaq  SmallCap.  Nasdaq reserves the right to modify,  alter or extend the terms of these  conditions to listing on the Nasdaq SmallCap upon a review of the Company's reported financial statements.

BUSINESS DESCRIPTION

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

The  Company  operates  out of 15  offices  and has a field  deployment  team of
approximately  280  people,  allowing  it  to  conduct  multiple,   simultaneous
large-scale  deployments  across the United  States and  Canada.  The  Company's deployment  capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace.

CRITICAL ACCOUNTING POLICIES

The Company's  deployment  services are generally  provided at a fixed  contract price pursuant to purchase orders or other agreements with its customers,  while its software  licensing is done on a "per seat" basis over a specified period of time and its Application Service Provider ("ASP") activities are based on usage.

Services from  deployment  activities are performed  primarily  under  long-term contracts, but may be performed under short-term workorders or time and material
arrangements.   The  Company's  typical  long-term  contract  contains  multiple elements  designed to track the various services  required under the arrangement with the customer.  These  elements are used to identify  components of progress billings,  but are  combined  for  revenue  recognition  purposes.  The  Company recognizes revenue earned under long-term  contracts utilizing the percentage of completion  method  of  accounting  by  measuring  a  contract's  percentage  of completion as

determined by the percentage of total costs incurred to date to total  estimated costs.  Prior to the current fiscal year, the Company  determined the percentage of completion on its long-term  contracts by measuring  direct labor incurred to date against  total  estimated  direct  labor.  In  accordance  with  Accounting
Principles  Board  Opinion  No.  20,  "Accounting  Changes,"  paragraph  27, the financial statements of prior periods have been adjusted to apply the new method retroactively  (see Note 2).  Contracts  are reviewed at least  quarterly and if necessary,  revenue,  costs and gross  margin  are  adjusted  prospectively  for revisions in estimated total contract value and total estimated  contract costs.
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

The Company's  cost of  deployment  services  consists of four main  categories:
labor,  materials,  project  expenses and allocated  indirect costs. The Company estimates progress toward completion of its contracts by applying the percentage of costs incurred to date to total  estimated costs to be incurred on a project.
Direct costs (labor,  materials,  and project  expenses) are charged directly to projects as they are incurred. Indirect costs, which include amortization of the
eDeploy(TM)  software and various other overhead  expenses,  are then applied to projects and a gross margin is determined.  This enables management to track all costs associated with delivering services to its customers. Project managers and other field  supervisors  manage and are  evaluated,  in part,  on how projects'
actual  direct  costs  compare  to  their  estimated  direct  costs.  Operations management  manages and is evaluated,  in part,  on how  projects'  actual gross margins compare to targeted gross margins.

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
Amortization of the costs of software used in delivery of the Company's services is charged  to cost of  revenue as  incurred.  Costs  related  to  internal  use software are amortized over a period not to exceed three years.

On June 30, 2001, the FASB issued Statements on Financial  Accounting  Standards
No. 142, "Goodwill and Other Intangible  Assets." With the adoption of Statement
142,  goodwill is no longer subject to  amortization  over its estimated  useful life.  Rather,  goodwill  will be subject to at least an annual  assessment  for impairment  by  applying a  fair-value-based  test.  Although  the new rules are effective for fiscal years beginning after December 15, 2001,  early adoption is allowed if an entity's  fiscal year begins after March 15, 2001. The Company has elected early adoption and based on its evaluation, which, in part, was based on certain  fair  value  assumptions,  the  Company  determined  that  there  is no impairment to its goodwill and other intangible  assets.  Had early adoption not been elected,  the amortization of goodwill would have been $109,000 for each of the quarters ended July 31, 2001 and 2002.

RESULTS OF OPERATIONS

The  consolidated  statements  of opertions for the Company for the three months ended July 31 are summarized below.

                                                               2001                          2002
                                                     -----------------------         ---------------------
                                                     (AS RESTATED AND AS
                                                      RETROACTIVELY ADJUSTED)
                                                       $                %               $             %
                                                     -----------------------------------------------------
Revenue                                              $ 18,062          100.0%        $ 23,072       100.0%

Cost of revenues                                       12,316           68.2%          16,546        71.7%
                                                     -----------------------------------------------------
Gross profit                                            5,746           31.8%           6,526        28.3%

Selling, general and administrative
 expenses                                               6,180           34.2%           5,054        21.9%
                                                     -----------------------------------------------------
Operating income (loss)                                  (434)          (2.4%)          1,472         6.4%

Interest expense                                         (582)          (3.2%)           (740)       (3.2%)
                                                     -----------------------------------------------------
 Income (loss) before minority interest                (1,016)          (5.6%)            732         3.2%

Minority interest                                        (170)          (0.9%)           --          --
                                                     -----------------------------------------------------
 Net income (loss)
                                                     ($ 1,186)          (6.5%)       $    732         3.2%
                                                     =====================================================

REVENUE.  Revenue  for the three  months  ended July 31, 2002 and 2001 was $23.1 million and $18.1 million, respectively,  representing an increase of 27.7%. The increase in revenue is  attributed  primarily  to work  performed  on  long-term contracts entered into during the fourth quarter of fiscal 2002.

GROSS  PROFIT.  Gross  profit for the three  months ended July 31, 2002 and 2001 amounted  to $6.5  million  and  $5.7  million,  respectively,  representing  an increase of 13.6%.  Gross profit as a percentage  of revenue was 28.3% and 31.8%
for the three months ended July 31, 2002 and 2001, respectively. The decrease in gross margin is attributed to a higher  proportion of the materials  component on contracts previously entered into.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general   and
administrative  expenses  for the three  months  ended  July 31,  2002 were $5.1 million  compared to $6.2 million for the three months ended July 31, 2001. As a percentage of sales, selling, general and administrative expenses were 21.9% for the three  months  ended July 31, 2002  compared  to 34.2% for the three  months ended July 31,  2001.  The  decrease  in  selling,  general  and  administrative expenses as a percentage of revenue is attributed to the cost reduction  program initiated  by the  Company  during the fiscal  year ended  April 30,  2001 which carried into the three months ended July 31, 2002.

INTEREST EXPENSE.  Net interest expense for the three months ended July 31, 2002 was $740,000 compared to $582,000 for the three months ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN MAJOR BALANCE SHEET CLASSIFICATIONS

CURRENT  ASSETS.  Current assets as of July 31, 2002 and April 30, 2002 amounted to approximately $29.4 million and $25.8 million,  respectively. The increase of approximately  $3.6 million is the result of higher revenue generated during the quarter ended July 31, 2002, resulting in an increase in accounts receivable and unbilled receivables of approximately $3.6 million.

CURRENT LIABILITIES.  Current liabilities as of July 31, 2002 and April 30, 2002 amounted to  approximately  $32.8 million and $29.0 million,  respectively.  The increase  of  approximately  $3.8  million  is  attributable  primarily  to  the reclassification of approximately $1.6 million  subordinated secured convertible debentures to current  liabilities  as they are due in July 2003, an increase in accounts payable of approximately  $2.4 million  primarily  related to materials requirements  during the  quarter  ended July 31, 2002.

CASH FLOW.  Cash generated from operating  activities  increased to $0.8 million for the quarter  ended July 31,  2002 as compared to net cash used in  operating activities of $3.5 million for the quarter ended July 31, 2001.  The increase is due  primarily  to  improved  results  caused by an  increase  in revenue  and a decrease in selling, general and administrative costs.

Short-term  borrowings  were  reduced by  approximately  $0.186  million for the quarter  ended July 31,  2002  while  cash of  approximately  $3.5  million  was provided by short-term borrowings for the quarter ended July 31, 2001.

LIQUIDITY

The net income of $0.7 million  realized  during the quarter ended July 31, 2002 resulted in an easing on the Company's  resources.  However, the impact of prior years'  losses are still  exerting  a strain on the  Company's  cash  resources.
Although the Company  realized a profit for the most recent two quarters and had taken dramatic  measures to cut costs, the Company's  working capital  financing line  remains  close  to its  maximum  allowable  levels  and the  average  days outstanding  of its trade  payables  have  extended  beyond  normal credit terms granted by  vendors.  The  Company  continues  to manage its cash  aggressively.
Furthermore,  IBM Credit Corporation,  the Company's working capital lender, has notified  the  Company  that it does not  intend  to renew its  working  capital financing line and term loan beyond August 1, 2003. As a result,  the Company is actively seeking replacement financing.

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

The Company has taken action to ensure its  continuation  as a going concern.  A summary of recent events and the Company's  completed or planned  actions are as follows:

     Demand  for the  Company's  services  has  increased  dramatically  and the backlog of contracted  business as of October 25, 2002 was at $74.3 million and its sales pipeline stood at $190.3 million as of that date.

     The Company initiated and completed substantial cost saving measures during the fiscal years ended April 30, 2001 and 2002 and now has a cost structure in line with its expected revenue.

     As a result of the  increase in demand for the  Company's  services and the cost  reduction  measures  initiated  over the past two years,  the Company achieved  profitability  during the fourth  quarter of fiscal  2002 and the first  quarter  of  fiscal  2003.  It  expects  to  maintain  profitability throughout fiscal 2003.

     Management has been seeking to replace its working  capital  financing line and raise  additional  capital to support  its  growth in  business.  It is encouraged by the  preliminary  response it has received from the financial community and it expects to raise the necessary financing.

The Company was not in compliance with one or more of the financial covenants of its credit  facility as of the quarter ended July 31, 2002.  The Company and IBM
Credit Corporation  entered into an Acknowledgment,  Waiver and Amendment to the
Inventory and Working Capital Financing Agreement as of the end of the quarter.

IBM Credit Corporation has notified the Company that it does not intend to renew its working  capital  financing  line and term loan beyond  August 1, 2003. As a result, the Company is actively seeking replacement financing.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the Financial  Accounting Standards Board ("FASB") issued SFAS
No.  141,  "Business  Combinations,"  and  SFAS  No.  142  "Goodwill  and  Other
Intangible  Assets,"  (collectively "the Standards").  The Standards require all business  combinations  initiated  after June 30, 2001 to be accounted for using the  purchase  method of  accounting,  that  goodwill  no longer be  subject  to amortization  but rather be reviewed  periodically for impairment and that other identifiable  intangibles  be separated and those with finite lives be amortized over their useful lives.  Goodwill and intangible  assets with indefinite  lives
must  be  assessed  once  a  year  for   impairment,   and  more  frequently  if
circumstances  indicate a possible  impairment.  The first step of the  two-step impairment  assessment  identifies  potential  impairment  and compares the fair value of the  applicable  reporting  unit with its  carrying  amount,  including goodwill.  If the fair value of the reporting  unit exceeds its carrying  value, goodwill of the reporting unit is not considered  impaired,  and the second step of the impairment test is not necessary.  If the carrying value of the reporting unit  exceeds its fair value,  the second step of the  impairment  test shall be performed  to measure the amount of  impairment  loss,  if any.  The Company was required to adopt these provisions on May 1, 2002;  however, it elected to early adopt the Standards on May 1, 2001 as permitted and evaluated the carrying value of its Goodwill and other intangible assets. Based on its evaluation,  which, in part, was based on certain fair value  assumptions,  the Company determined that there is no impairment to its goodwill and other intangible  assets.  Subsequent impairment tests will be performed,  at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company  was  assisted in its  measurement  of fair value by an  independent valuation  firm.  The  measurement  of fair value was based on an  evaluation of future  discounted cash flows,  public company trading  multiples and merger and acquisition transaction multiples. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections.  The Company's  discounted cash flow evaluation used a range of discount  rates that  corresponds  to the  Company's  weighted  average  cost of capital.  This  discount  range is  consistent  with  that  used for  investment decisions and takes into account the specific and detailed  operating  plans and strategies of the reporting unit.

Goodwill is no longer amortized under SFAS No. 142.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development  and normal  operation  of  long-lived  assets,  except for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting with fiscal years  beginning  after June 15, 2001. The Company has adopted the new accounting

standard on existing  long-lived  assets during the quarter ended July 31, 2002.
There was no impact on the Company's financial position or results of operations for the quarter as a result of adopting this standard.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 addresses financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes FASB Statement No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and  Long-Lived  Assets  to Be  Disposed  Of,"  and the  accounting  and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
-  Reporting  the  Effects  of  Disposal  of  a  Segment  of  a  Business,   and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions," for
the disposal of a segment of a business.  This Statement also amends  Accounting
Research Bulletin No. 51, "Consolidated  Financial Statements," to eliminate the exception to  consolidation  for a subsidiary  for which control is likely to be temporary.  The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has adopted the new accounting  standard on existing  long-lived assets during the quarter ended
July 31,  2002.  There was no  impact on the  Company's  financial  position  or results of operations for the quarter as a result of adopting this standard.

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

In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities." SFAS No. 146 will supercede  Emerging Issues
Task  Force  Issue  No.  94-3,  "Liability   Recognition  for  Certain  Employee
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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material  change in the market risk of  financial  instruments since the Company filed its annual report on Form 10-K for the fiscal year ended
April 30, 2002.

ITEM 4: CONTROLS AND PROCEDURES

Based on their  evaluation,  as of a date  within 90 days of the  filing of this
Form 10-Q, the Company's  Chief Executive  Officer and Chief  Financial  Officer
have concluded the Company's  disclosure  controls and procedures (as defined in
Rules  13a-14  and  15d-14  under  the  Securities  Exchange  Act of  1934)  are effective.  There have been no  significant  changes in internal  controls or in other factors that could significantly affect these controls subsequent to the date of their  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a)          Exhibits

            Exhibit No.             Exhibits
            -----------             --------

               10.1           Acknowledgment,  Waiver and Amendment to Financing
                              Agreement  dated  July 30, 2002 by and between the
                              Company and IBM Credit Corporation.

               10.2           Acknowledgment,  Waiver and Amendment to Financing
                              Agreement  dated  November  5, 2002 by and between
                              the Company and IBM Credit Corporation.

               18.1           Letter from Deloitte & Touche LLP regarding change
                              in accounting principles.

               99.1           Certification of Chief Executive Officer.

               99.2           Certification of Chief Financial Officer.

b)    Reports on Form 8-K

      (1) On May 15,  2002,  the  Company  filed with the  Securities  and
      Exchange  Commission  a Form 8-K/A dated May 15, 2002  amending  its report on Form 8-K filed on April 18, 2002 reporting a change in the
      Company's certifying accountant under Item 4 of Form 8-K.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                 DATATEC SYSTEMS, INC.

Date:  November 7, 2002              By: /s/ Albert G. Pastino
                                         ------------------------------------
                                         Albert G. Pastino
                                         Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, Isaac J. Gaon, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Datatec  Systems,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 7, 2002
          ----------------------

          /s/ Isaac J. Gaon
       ---------------------------
             Isaac J. Gaon
        Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Albert G. Pastino, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Datatec  Systems,
     Inc.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     e)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     c)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     d)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 7, 2002
          -----------------------

       /s/ Albert G. Pastino
     -------------------------------------
             Albert G. Pastino
         Chief Financial Officer

