Form 10-Q
period 2002-10-31
DATATEC SYSTEMS INC
filed 2002-12-13
CIK 768119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2002

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-20688

                              Datatec Systems, Inc.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     94-2914253
-------------------------------                  -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

23 Madison Road, Fairfield, NJ                               07004
-------------------------------                  -------------------------------
(Address of principal executive                           (Zip Code)
offices)

                                 (973) 808-4000
                           ---------------------------
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

The number of shares of  Registrant's  Common Stock  outstanding  on October 31,
2002 was 35,838,258.

                              DATATEC SYSTEMS, INC.
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 31, 2002

                                      INDEX

PART I:     FINANCIAL INFORMATION
                                                                            Page
            Item 1: Condensed Consolidated Financial Statements

                    Balance Sheets at April 30, 2002 and
                    October 31, 2002                                         3

                    Statements of Operations for the three and six
                    months ended October 31, 2001 (as restated) and 2002     4

                    Statements of Comprehensive Income
                    (Loss) for the three and six months ended
                    October 31, 2001 (as restated) and 2002                  5

                    Statements of Cash Flows for the six months ended
                    October 31, 2001 (as restated) and 2002                  6

                    Notes to Unaudited Condensed Consolidated Financial
                    Statements                                               7 - 12

            Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     13 - 22

            Item 3: Quantitative and Qualitative Disclosure
                    About Market Risk                                       22

            Item 4: Controls and Procedures                                 22

PART II:    OTHER INFORMATION

            Item 6: Exhibits and Reports on Form 8-K                        23

            Signature Page                                                  24

            Certifications                                                  25-26

                         PART I - FINANCIAL INFORMATION
Item 1:     Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (unaudited)

                                                                             April 30, 2002     October  31, 2002
                                                                             --------------     -----------------

ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                                     $     49           $     65
   Receivables, net                                                                21,803             41,867
   Inventory                                                                        3,176              2,946
   Prepaid expenses and other current assets                                          724              1,361
                                                                                 --------           --------

               Total current assets                                                25,752             46,239

Property and equipment, net                                                         3,259              3,351
Goodwill, net                                                                       2,665              2,665
Other assets                                                                        4,170              3,427
                                                                                 --------           --------

               TOTAL ASSETS                                                      $ 35,846           $ 55,682
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term borrowings                                                         $ 17,464           $ 22,705
   Accounts payable                                                                 7,789             13,250
   Accrued and other liabilities                                                    3,742             10,139
   Subordinated secured convertible debentures, net of
     unamortized discount                                                            --                1,690
                                                                                 --------           --------
                                                                                   28,995             47,784
               Total current liabilities
                                                                                 --------           --------
LONG-TERM DEBT:
   Due to related parties                                                           1,414              1,414
   Capital lease obligation                                                             2               --
   Subordinated secured convertible debentures, net of
     unamortized discount                                                           1,457               --
                                                                                 --------           --------

               Total long-term debt                                                 2,873              1,414
                                                                                 --------           --------

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value (authorized 75,000,000
  shares; issued and outstanding 35,591,000 shares and
  35,838,000 shares as of April 30, 2002 and October
  31, 2002, respectively)                                                              36                 36
   Additional paid-in capital                                                      53,531             53,690
   Accumulated deficit                                                            (49,239)           (46,890)
   Accumulated other comprehensive loss                                              (350)              (352)
                                                                                 --------           --------

      Total stockholders' equity                                                    3,978              6,484
                                                                                 --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                           $ 35,846           $ 55,682
                                                                                 ========           ========
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                              DATATEC SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)

                                          For The Three Months Ended        For The Six Months Ended
                                                 October, 31                       October, 31
                                          --------------------------        ------------------------
                                             2001              2002          2001              2002
                                             (As                             (As
                                          Restated)                       Restated)
                                          ---------           -------     ---------           -------

Revenue                                  $     19,598    $     33,203    $     37,660    $     56,275
Cost of revenue                                13,090          25,445          25,406          41,991
                                         ------------    ------------    ------------    ------------
Gross profit                                    6,508           7,758          12,254          14,284
Selling, general and
administrative expenses                         5,954           5,211          12,134          10,265
                                         ------------    ------------    ------------    ------------
Operating income                                  554           2,547             120           4,019
Interest expense                                 (468)           (930)         (1,050)         (1,670)
                                         ------------    ------------    ------------    ------------
Income (loss) before minority interest             86           1,617            (930)          2,349
Minority interest                                (148)           --              (318)           --
                                         ------------    ------------    ------------    ------------
Net income (loss)                        ($        62)   $      1,617    ($     1,248)   $      2,349
                                         ============    ============    ============    ============

Earnings (loss) per common
share -

   Basic                                 ($      0.00)   $       0.05    ($      0.04)   $       0.07
                                         ============    ============    ============    ============
   Diluted                               ($      0.00)   $       0.05    ($      0.04)   $       0.07
                                         ============    ============    ============    ============

Weighted average common
shares outstanding -
   Basic                                   33,862,000      35,793,000      33,853,000      35,738,000
                                         ============    ============    ============    ============

   Diluted                                 33,862,000      35,954,000      33,853,000      35,858,000
                                         ============    ============    ============    ============

The accompanying notes to unaudited condensed  consolidated financial statements are an integral part of these condensed consolidated financial statements.

                              DATATEC SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (unaudited)

                            For The Three Months Ended   For The Six Months Ended
                                    October, 31                   October, 31
                            --------------------------   ------------------------
                                   2001          2002     2001         2002
                                   (As                     (As
                                  Restated)              Restated)
                                  ---------     -----    --------    ------

Net income (loss)                  ($   62)   $ 1,617    ($1,248)   $ 2,349
Other comprehensive income
(loss) -
   Foreign currency  translation
   adjustment                         --         --            4         (2)
                                   -------    -------    -------    -------
Comprehensive income (loss)        ($   62)   $ 1,617    ($1,244)   $ 2,347
                                   =======    =======    =======    =======

 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              DATATEC SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)
                                                                    For the Six Months Ended
                                                                          October 31,
                                                                    ------------------------
                                                                          2001        2002
                                                                     (As Restated)
                                                                     -------------   --------

   CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                    ($ 1,248)   $  2,349

    Adjustments to reconcile net income (loss) to net cash used in operating activities --

       Depreciation and amortization                                      2,373       2,061

       Accretion of preferred stock discount                                 38         233

       Changes in operating assets and liabilities:

           Increase in accounts receivable                                 (871)    (20,065)

           Decrease in inventory                                            954         230

           Decrease (increase) in prepaid expenses and other assets         288        (630)

           (Decrease) increase in accounts payable, accrued and
           other liabilities                                             (5,840)     11,900
                                                                       --------    --------

                Net cash (used) in operating activities                  (4,306)     (3,922)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                 (215)       (970)

       Investment in software development                                  (414)       (446)
                                                                       --------    --------

                Net cash used in investing activities                      (629)     (1,416)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net increase in short-term borrowings                             4,457       5,223

        Payments of indebtedness                                           (110)        (26)

        Net proceeds from issuance of common stock and warrant              118         159
                                                                       --------    --------

                  Net cash provided by financing activities               4,465       5,356
                                                                       --------    --------

                  Net effect of foreign currency translation on cash          4          (2)
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents                       (466)         16

Cash and cash equivalents at beginning of period                            571          49
                                                                       --------    --------

Cash and cash equivalents at end of period                             $    105    $     65
                                                                       ========    ========

 The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                              DATATEC SYSTEMS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
(1)         Business

Datatec Systems,  Inc. and its subsidiaries  (the "Company" or "Datatec") are in the business of providing rapid and accurate technology  deployment services and licensing  software  tools to support  enterprises in the delivery of complex IT solutions.

(2)         Basis of Presentation

The  condensed  consolidated  financial  statements  include the accounts of the
Company and its  subsidiaries.  All intercompany  accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting  principles applicable to interim  financial  information  and with the  instructions  to Form 10-Q and
Article  10 of  Securities  and  Exchange  Commission  ("SEC")  Regulation  S-X.
Accordingly,  they do not include all of the information and footnotes  required by accounting  principles generally accepted in the United States of America for complete  financial  statements.  In the opinion of management,  all adjustments
(consisting  of normal  recurring  adjustments)  considered  necessary  for fair presentation have been included.  Operating results for the three and six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for a full year. The accompanying  financial  statements should be read in  conjunction  with the  consolidated  financial  statements and notes thereto included in  Datatec's  annual  report on Form 10-K for the year ended April 30,
2002.

Change In Accounting

The Company has changed its method of estimating  progress toward  completion of its  contracts.  Under its  previous  method,  the  percentage  of direct  labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's  percentage  of  completion,  while under the new method,  the percentage of total costs incurred to date to total estimated costs to be incurred  on a project is used to  determine a  contract's  percentage  of completion.  The change was made to reflect the impact of non-labor  charges and to  more  accurately  measure  a  contract's  progress  towards  completion.  In
accordance  with  Accounting   Principles  Board  Opinion  No.  20,  "Accounting
Changes,"  paragraph  27, the  financial  statements  of prior periods have been adjusted to apply the new method  retroactively.  The effects of the  accounting change applied  retroactively to the Company's restated results (See Note 9) are shown below:

                                                      Effect Of
                                                      Change In            As
Three months ended                  As Restated       Accounting      Retroactively
October 31, 2001:                  (See Note 9)        Principle        Adjusted
-----------------                  ------------        ---------        --------

Net loss                            ($761,000)          $699,000         ($62,000)
Net loss per share - basic            ($0.02)             $0.02           ($0.00)
Net loss per share - diluted          ($0.02)             $0.02           ($0.00)

Six months ended October
31, 2001:
------------------------

Net loss                          ($2,875,000)        $1,627,000      ($1,248,000)
Net loss per share - basic           ($0.09)             $0.05           ($0.04)
Net loss per share - diluted         ($0.09)             $0.05           ($0.04)

The balance of  accumulated  deficit at April 30, 2002 has been adjusted for the effect of applying  retroactively  the new method of accounting,  as follows (in thousands):

                                                            April 30, 2002
                                                         ---------------------
       Accumulated deficit, as previously reported            ($50,938)
       Accumulated deficit, as retroactively adjusted         ($49,239)

(3) Earnings Per Share

Basic  earnings per share is  calculated  using the weighted  average  number of shares outstanding for the three and six months ended October 31, 2001 and 2002.
Diluted  earnings per share is calculated  using the weighted  average number of shares outstanding plus the incremental potentially dilutive shares from assumed conversions  of options,  debt and preferred  stock for the three and six months ended  October 31, 2001 and 2002.  Outstanding  options and  warrants  have been excluded for the three and six months ended October 31, 2001 as their  inclusion would  have  been  anti-dilutive  for these  periods.  Outstanding  options  and warrants of 4,386,000  and  4,492,000  have been  excluded for the three and six months ended October 31, 2002, respectively,  as their inclusion would have been anti-dilutive for these periods.

In accordance with SFAS No. 128, the following table reconciles net loss and net loss per share amounts used to calculate basic and diluted loss per share:

                             For The Three Months Ended   For The Six Months Ended
                                     October, 31                October, 31
                             --------------------------   ------------------------
                                   2001         2002          2001          2002
                                   (As                        (As
                                Restated)                  Restated)
                                ---------     ---------    ----------      ---------

Numerator:
   Net income (loss)           ($  62,000)   $1,617,000   ($1,248,000)   $ 2,349,000
                               ==========    ==========   ===========    ===========

Denominator:
   Weighted average
   common shares
   outstanding -
         Basic                 33,862,000    35,793,000    33,853,000     35,738,000
                               ==========    ==========   ===========    ===========

         Diluted               33,862,000    35,954,000    33,853,000     35,858,000
                               ==========    ==========   ===========    ===========

Net income (loss) per share:
         Basic                 ($    0.00)   $     0.05   ($     0.04)   $      0.07
                               ==========    ==========   ===========    ===========

         Diluted               ($    0.00)   $     0.05   ($     0.04)   $      0.07
                               ==========    ==========   ===========    ===========

(4) Short-term Borrowings

In November  2000,  the Company  replaced its current  lender and entered into a credit line with IBM Credit Corporation.  Under the credit line, the Company has a revolving loan that provides for maximum  borrowings of $16.0 million that was increased from $14.0 million on July 25, 2001.  Availability under the revolving loan  is  calculated  as the  sum of 85% of  eligible  accounts  receivable,  as
defined,   and  35%  and  25%  of  cable  and  non-cable   eligible   inventory,

respectively,  as defined.  The amounts  outstanding under the credit line as of
April 30,  2002 and  October  31,  2002 were $14.5  million  and $20.3  million, respectively.  There were no additional available borrowings,  as defined, as of
October 31, 2002. Since October 31, 2002, IBM Credit Corporation has granted the
Company  additional  availability  as  the  Company's  accounts  receivable  and inventory have  increased.  The maximum amount  eligible to be borrowed has been temporarily  increased to $21.0  million.  This  increase in the maximum  amount eligible to be borrowed is available to the Company  through  December 31, 2002, at which time, if necessary,  the Company will request and, as has been the case in the past,  expects to receive sufficient  borrowing  availability to meet its then current needs.  The revolving loan accrues  interest at the prime rate plus
4.25% and matures in November 2003. However, IBM Credit Corporation has notified the Company that it does not intend to renew its working capital  financing line and term loan  beyond  August 1, 2003.  As a result,  the  Company  is  actively seeking replacement financing.

The Company also has a $3.0 million term loan with IBM Credit  Corporation  that is due in February  2003 but repayment has been extended to no later than August
1, 2003. The full amount of the term loan was  outstanding as of April 30, 2002.
The term loan  accrues  interest at the prime rate plus 4.25% and,  beginning in
August 2002 is payable in monthly  installments  of  principal  and  interest of
$300,000.  The  balance  of the term loan  outstanding  as of October  31,  2002 amounted to $2.4 million and is included in short-term borrowings on the balance sheet.

The Company was not in compliance with one or more of the financial covenants of its credit  facility as of the quarter ended  October 31, 2002.  The Company and
IBM Credit Corporation  entered into an Acknowledgment,  Waiver and Amendment to the  Inventory  and Working  Capital  Financing  Agreement for the quarter ended
October 31, 2002.

(5) Subordinated Secured Convertible Debentures.

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
The  debentures  mature  on July 2, 2003 and bear  interest  at a rate of 5% per annum.  The interest is due  quarterly on March 31, June 30,  September  30, and
December  31 of each year (with the first  interest  payment  due and payable on
September  30,  2002) and is  payable in cash or Common  Stock at the  Company's option.  The Company  recorded a discount of  $582,000  in  connection  with the issuance of the  Debentures.  The  warrants  have been  valued at  approximately
$291,000,  based on the Black  Scholes  Pricing  Model  utilizing  the following assumptions:  expected life of 5.0 years;  volatility  of 119 percent,  and risk free  borrowing  rate of 4.405  percent.  This  amount  has been  recorded  as a discount  against the debt and will be accreted  as  interest  expense  over the remaining life of the debt. In addition, in accordance with Emerging Issues Task
Force Issue No. 98-5, an embedded beneficial conversion feature of approximately
$291,000 has been recognized as additional  paid-in-capital and will be accreted as  additional  interest  expense over the remaining  life of the debt.  Through
October  31,  2002,  $272,000  of the above  discounts  has been  accreted.  The
Debentures are secured by all assets of the Company,  which security interest is junior to the security interest granted to the Company's existing senior lender.

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

The agreement with the investors  contains a requirement for the Company to have effected the  registration of a sufficient  number of shares of its Common Stock by July 2, 2002 or incur penalties  equal to: (1) 2% of the product  obtained by multiplying the average closing sale price for the immediately  preceding 30-day period times the number of  registrable  securities  the  investor  holds or may acquire pursuant to conversion of the Convertible  Debenture and the exercise of
Warrants on the last day of the applicable  30-day period (without giving effect to any  limitation  on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture holders and is incurring the penalties  described herein.  Pursuant to an agreement dated September 27, 2002, the Company issued an aggregate of 60,736 shares of Common  Stock to the  investors in exchange  for the  cancellation  of penalties  incurred  through  August 1, 2002. As of October 31, 2002,  penalties under this default amounted to approximately $282,000.

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

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and
SFAS  No.  142,  "Goodwill  and  Other  Intangible  Assets"  (collectively  "the
Standards").  The Standards  require all business  combinations  initiated after
June 30, 2001 to be accounted for using the purchase method of accounting,  that
goodwill  no  longer  be  subject  to   amortization   but  rather  be  reviewed
periodically for impairment and that other identifiable intangibles be separated and those with finite lives be amortized  over their useful lives.  Goodwill and intangible  assets  with  indefinite  lives  must be  assessed  once a year  for impairment and more frequently if circumstances  indicate a possible impairment.
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

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction, development  and normal  operation  of  long-lived  assets  except  for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting with fiscal years  beginning  after June 15, 2001. The Company adopted the new  accounting  standard on existing  long-lived  assets during the quarter  ended July 31,  2002.  There was no impact on the  Company's  financial position or results of  operations  for the quarter as a result of adopting this standard.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 addresses financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and
Long-Lived  Assets  to  Be  Disposed  Of,"  and  the  accounting  and  reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the
Results of  Operations  -  Reporting  the  Effects of Disposal of a Segment of a
Business,  and  Extraordinary,  Unusual and  Infrequently  Occurring  Events and
Transactions," for the disposal of a segment of a business.  This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements,"
to eliminate the exception to  consolidation  for a subsidiary for which control is likely to be temporary.  The Company  adopted the new accounting  standard on existing  long-lived assets during the quarter ended July 31, 2002. There was no impact on the  Company's  financial  position or results of  operations  for the quarter as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Statements No.
4, 44 and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections."
This  Statement  eliminates  the  automatic  classification  of  gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
APB Opinion No. 30. This Statement also requires  sale-leaseback  accounting for certain  lease  modifications  that have  economic  effects  that are similar to sale-leaseback  transactions  and makes various other  technical  corrections to existing  pronouncements.  This  Statement will be effective for the Company for the fiscal year  ending  April 30,  2004.  The  Company  does not  believe  that adoption of this Statement will have a material effect on the Company's  results of operations or financial position.

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

(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

    Cash paid relating to interest during the three and six months ended October
    31 (in thousands):

                                 Three       Three         Six           Six
                                 Months      Months        Months        Months
                                -----------------------------------------------
                                 2001        2002          2001          2002
                                -----------------------------------------------
           Interest paid        $ 447       $ 548          $ 978       $ 1,047

(8) LEGAL PROCEEDINGS

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

(9) RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002, the Company determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements. Also, the Company identified certain errors in its previously issued financial  statements  related to total estimated  contract values,  total costs incurred  with  certain  long term  contracts  and  certain  accrued and prepaid expenses.  As a result, the Company has restated its previously issued financial statements for the three and six months ended October 31, 2001.

A summary of the significant effect of the restatement is set forth below.

                                    As
Three months ended              Previously       Restatement
October 31, 2001:                Reported         Adjustment        As Restated
------------------              ----------       -----------        -----------

Gross profit                    $7,306,000       ($1,496,000)       $5,810,000
Operating income (loss)           $292,000         ($437,000)        ($145,000)
Net loss                         ($324,000)        ($437,000)        ($761,000)
Net loss per share - basic         ($0.01)            ($0.01)           ($0.02)
Net loss per share - diluted       ($0.01)            ($0.01)           ($0.02)

Six months ended October
31, 2001:
------------------------

Gross profit                   $13,680,000       ($3,052,000)       $10,628,000
Operating loss                   ($737,000)        ($770,000)       ($1,507,000)
Net loss                       ($2,105,000)        ($770,000)       ($2,875,000)
Net loss per share - basic        ($0.06)            ($0.02)           ($0.09)
Net loss per share - diluted      ($0.06)            ($0.02)           ($0.09)

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following  discussion of results of  operations  and financial  condition is based  upon  and  should  be read in  conjunction  with  Datatec's  Consolidated
Financial  Statements and Notes for the year ended April 30, 2002. The following discussion  also  gives  effect to the  restatement  and  change  in  accounting discussed in Notes 2 and 9 to the condensed consolidated financial statements.

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

The  following  factors,  among  others,  could cause  actual  results to differ materially from those described in the  forward-looking  statements:  changes in
demand  for,  or  in  the  mix  of,  Datatec's   services;   project  delays  or
cancellations;  cost overruns with regard to fixed price  projects;  competitive pressures;  general  economic  conditions;  Datatec's  inability  to replace its current  working  capital  financing  line,  and other such  factors  related to financing,  obtaining  new  projects  and  delivering  its  services at targeted margins.

RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2002, the Company determined that it should have included indirect costs as a  component  of cost of revenue  in its  previously  issued  financial statements. Also, the Company identified certain errors in its previously issued financial  statements  related to total estimated  contract values,  total costs incurred  with  certain  long term  contracts  and  certain  accrued and prepaid expenses.  As a result, the Company has restated its previously issued financial statements  for the three and six months ended October 31, 2001.  See discussion in Note 9 to the condensed consolidated financial statements.

CHANGE IN ACCOUNTING

The Company has changed its method of estimating  progress toward  completion of its  contracts.  Under its  previous  method,  the  percentage  of direct  labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's  percentage  of  completion,  while under the new method,  the percentage of total costs incurred to date to total estimated costs to be incurred  on a project is used to  determine a  contract's  percentage  of completion.  The change was made to reflect the effect of non-labor  charges and to  more  accurately  measure  a  contract's  progress  towards  completion.  In
accordance  with  Accounting   Principles  Board  Opinion  No.  20,  "Accounting
Changes,"  paragraph  27, the  financial  statements  of prior periods have been adjusted to apply the new method retroactively.  See discussion in Note 2 to the condensed consolidated financial statements.

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
following  assumptions:  expected life of 5.0 years;  volatility of 119 percent, and risk free borrowing rate of 4.405 percent.  This amount has been recorded as a discount  against the debt and will be accreted as interest  expense  over the remaining life of the debt. In addition, in accordance with Emerging Issues Task
Force Issue No. 98-5, an embedded beneficial conversion feature of approximately
$291,000 has been recognized as additional  paid-in-capital and will be accreted as  additional  interest  expense over the remaining  life of the debt.  Through
October  31,  2002,  $272,000  of the above  discounts  has been  accreted.  The
Debentures are secured by all assets of the Company,  which security interest is junior to the security interest granted to the Company's existing senior lender.

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

Although  the  Company  filed  the  required  registration  statement  with  the
Securities  and  Exchange  Commission  within the  required  time  period,  such registration  statement  has not yet been declared  effective  and as such,  the
Company is currently in default of its  Registration  Rights  Agreement with the
Debenture holders and is incurring the penalties  described herein.  Pursuant to an agreement dated September 27, 2002, the Company issued an aggregate of 60,736 shares of Common  Stock to the  investors in exchange  for the  cancellation  of penalties  incurred  through  August 1, 2002. As of October 31, 2002,  penalties under this default amounted to approximately $282,000.

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

SENIOR CREDIT FACILITY.  The Company's  existing credit facility with IBM Credit
Corporation  consists of (i) a $16 million three-year  revolving credit facility and (ii) a $3 million  three-year  term loan payable in monthly  installments of principal and interest.  The  borrowings  under the revolving line of credit are based on a  formula  of 85% of  eligible  receivables  and  25-35%  of  eligible inventory.  Both the revolving line of credit and the term loan bear interest at prime plus 4.25%. The amounts  outstanding under the credit line as of April 30,
2002 and October 31, 2002 were $14.5  million and $20.3  million,  respectively, while the  amounts  outstanding  under  the term  loan as of April 30,  2002 and
October 31, 2002 were $3.0 million and $2.4 million, respectively. There were no additional  available  borrowings,  as defined,  as of October 31,  2002.  Since
October 31,  2002,  IBM Credit  Corporation  has granted the Company  additional availability as the Company's accounts receivables and inventory have increased.
The maximum  amount  eligible to be borrowed has been  temporarily  increased to
$21.0 million.  This increase in the maximum  amount  eligible to be borrowed is available to the Company through December 31, 2002, at which time, if necessary, the  Company  will  request  and,  as has been the case in the past,  expects to receive sufficient borrowing availability to meet its then current needs.

IBM Credit Corporation has notified the Company that it does not intend to renew the existing  revolving  credit facility or its term loan beyond August 1, 2003.
Accordingly,  the Company is in the process of seeking a  replacement  for these facilities. Although the Company believes that it will be able to refinance this debt, there can be no assurance that it will be able to do so.

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

The Company's  deployment  services  include the  following:  (i) the process of
"customizing" Internetworking devices such as routers and switches and computing devices such as servers and  workstations to meet the specific needs of the user
(hereinafter  referred to as  "configuration"),  (ii) the process of integrating these  hardware  devices  as well as  integrating  operational  and  application software on a network to ensure that they are  compatible  with the  topology of the network and all legacy systems  (hereinafter  referred to as  "integration")
and  (iii)  the  process  of  physically   installing   technology  on  networks
(hereinafter  referred to as  "installation").  Also,  the Company  licenses its software tools through its Global Integration Services division to organizations with their own installation forces.

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

The  Company  operates  out of 15  offices  and has a field  deployment  team of
approximately  585  people,  allowing  it  to  conduct  multiple,   simultaneous
large-scale  deployments  across the United  States and  Canada.  The  Company's deployment  capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace.

CRITICAL ACCOUNTING POLICIES

The Company's  deployment  services are generally  provided at a fixed  contract price pursuant to purchase orders or other agreements with its customers,  while its software  licensing is done on a "per seat" basis over a specified period of time and its Application Service Provider ("ASP") activities are based on usage.

Services from  deployment  activities are performed  primarily  under  long-term contracts but may be performed under short-term  workorders or time and material
arrangements.   The  Company's  typical  long-term  contract  contains  multiple elements  designed to track the various services  required under the arrangement with the customer.  These  elements are used to identify  components of progress billings  but  are  combined  for  revenue  recognition  purposes.  The  Company recognizes revenue earned under long-term  contracts utilizing the percentage of completion  method  of  accounting  by  measuring  a  contract's  percentage  of completion as determined  by the  percentage of total costs  incurred to date to total  estimated  costs.  Contracts  are  reviewed  at  least  quarterly  and if necessary,  revenue,  costs and gross  margin  are  adjusted  prospectively  for revisions in estimated total contract value and total estimated  contract costs.
Estimated losses are recognized when identified.

In certain cases, the Company procures  materials for customers that are for use by other service  providers.  Costs  related to these  materials are recorded as inventory  when the goods are  received  by the  Company,  and  revenue  and the related cost are recognized  when these goods are shipped to the customer or its designee. Revenue and related cost of revenue for the three and six months ended
October 31, 2002 amounted to  approximately  $0.600 million and $0.459  million, respectively. Revenue and related costs of these materials for the three and six months ended October 31, 2001 were immaterial and not accounted for separately.

Payment  milestones  differ  according  to the  customer  and  the  type of work performed.  Generally,  the Company invoices customers and payments are received throughout  the  deployment  process and, in certain  cases,  in advance of work performed  if a  substantial  amount of up front costs is  required.  In certain cases,  payments  are  received  from  customers  after the  completion  of site installation.  However,  revenue  and costs  are only  recognized  on  long-term contracts to the extent of the contracts' percentage of completion. Unbilled revenue,  which is classified as a current asset,  is recorded for the amount of revenue earned in excess of billings to customers.  Deferred revenue is recorded as a current liability for the amount of billings in excess of revenue earned.

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

In June 2001, the FASB issued  Statement of Financial  Accounting  Standards No.
142, "Goodwill and Other Intangible Assets." With the adoption of Statement 142, goodwill is no longer subject to  amortization  over its estimated  useful life.
Rather, goodwill will be subject to at least an annual assessment for impairment by applying a  fair-value-based  test.  Although the new rules are effective for fiscal years beginning after December 15, 2001,  early adoption is allowed if an entity's  fiscal year begins after March 15, 2001. The Company has elected early adoption of SFAS No. 142 and based on its evaluation,  which, in part, was based on certain  fair value  assumptions,  the  Company  determined  that there is no impairment to its goodwill and other intangible  assets.  Had early adoption not been elected, the amortization of goodwill would have been $109,000 and $218,000 for each of the three and six months ended October 31, 2001 and 2002.

RESULTS OF OPERATIONS

The consolidated  statements of operations for the Company for the three and six months ended October 31 are summarized below (in thousands):

                                           Three Months           Three Months
                                        Ended October 31,      Ended October 31,
                                               2001                  2002
                                     ----------------------   --------------------

                                          $            %         $            %
                                     ---------------------------------------------

Revenue                               $ 19,598       100.0%  $ 33,203       100.0%

Cost of revenues                        13,090        66.8%    25,445        76.6%
                                      --------     --------  --------     --------

Gross profit                             6,508        33.2%     7,758        23.4%

Selling, general and administrative
 expenses                                5,954        30.4%     5,211        15.7%
                                      --------     --------  --------     --------

Operating income                           554         2.8%     2,547         7.7%

Interest expense                          (468)       (2.4%)     (930)       (2.8%)
                                      --------     --------  --------     --------
 Income before minority interest            86         0.4%     1,617         4.9%

Minority interest                         (148)       (0.7%)     --            --
                                      --------     --------  --------     --------
 Net (loss) income
                                      ($    62)       (0.3%) $  1,617         4.9%
                                      ========     ========  ========     ========

                                       Six Months Ended       Six Months Ended
                                       October 31, 2001       October 31, 2002
                                     -------------------   --------------------

                                         $             %        $            %
                                     ------------------------------------------

Revenue                              $ 37,660        100.0%  $ 56,275       100.0%

Cost of revenues                       25,406         67.5%    41,991        74.6%
                                     --------      -------   --------     -------

Gross profit                           12,254         32.5%    14,284        25.4%

Selling, general and
  administrative expenses              12,134         32.2%    10,265        18.2%
                                     --------      -------   --------     -------

Operating income                          120          0.3%     4,019         7.2%

Interest expense                       (1,050)        (2.8%)   (1,670)       (3.0%)
                                     --------      -------   --------     -------
Income (loss) before minority
 interest                                (930)        (2.5%)    2,349         4.2%

Minority interest                        (318)        (0.8%)     --            --
                                     --------      --------  --------     -------
Net (loss) income                    ($ 1,248)        (3.3%) $  2,349         4.2%
                                     ========      ========  ========     =======

REVENUE.  Revenue for the three months ended October 31, 2002 and 2001 was $33.2 million  and $19.6  million,  respectively,  representing  an increase of 69.4%, while  revenue  for the six months  ended  October  31,  2002 and 2001 was $56.3 million and $37.7 million, respectively,  representing an increase of 49.3%. The increase in revenue for the three and six months is attributable primarily to an increase in work performed on long-term contracts entered into during the fourth quarter  of  fiscal  2002 and the  first  quarter  of  fiscal  2003 and  related materials requirements,  which comprised a greater portion of the total contract value than in the prior periods.

GROSS PROFIT.  Gross profit for the three months ended October 31, 2002 and 2001 amounted  to $7.8  million  and  $6.5  million,  respectively,  representing  an increase of 20.0%,  while gross profit for the six months ended October 31, 2002 and 2001 was $14.3  million and $12.3  million,  respectively,  representing  an increase of 16.3%.  Gross profit as a percentage  of revenue was 23.4% and 33.2%
for the three months ended  October 31, 2002 and 2001,  respectively,  and 25.4%
and 32.5% for the six months ended October 31, 2002 and 2001, respectively.  The decreases in the gross  margins are  attributed  to an increase in the materials component of revenue and a substantial increase in the number of field personnel
(585 field  deployment  personnel at October 31, 2002 from 280 field  deployment personnel at July 31, 2002),  which  resulted in increased down time while these new employees were being trained and greater than anticipated  labor and related costs  incurred  on  certain  projects.  Materials  typically  are sold at gross margins that are lower than the gross margins realized on the service  component of revenue.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general   and
administrative  expenses for the three  months ended  October 31, 2002 were $5.2 million  compared to $6.0 million for the three  months ended  October 31, 2001, while  selling,  general and  administrative  expenses  for the six months ended
October 31, 2002 were $10.3 million compared to $12.1 million for the six months ended  October  31,  2001.  As a  percentage  of  sales,  selling,  general  and administrative  expenses  were 15.7% for the three months ended October 31, 2002 compared to 30.4% for the three months ended October 31, 2001, while for the six months  ended  October 31,  2002 and 2001  selling,  general and  administrative expenses  as a  percentage  of sales  were 18.2% and  32.2%,  respectively.  The decreases in selling,  general and  administrative  expenses as a percentage  of revenue are  attributable to a cost reduction  program  initiated by the Company during the fiscal year ended April 30, 2001 which  carried into the period ended
October 31, 2002.

INTEREST  EXPENSE.  Net  interest  expense  for the three and six  months  ended
October 31, 2002 were $0.930 million and $1.67 million,  respectively,  compared to $0.468  million and $1.050 million for the three and six months ended October
31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN MAJOR BALANCE SHEET CLASSIFICATIONS

CURRENT  ASSETS.  Current  assets as of  October  31,  2002 and  April 30,  2002 amounted to  approximately  $46.2 million and $25.8 million,  respectively.  The increase  of  approximately  $20.4  million  is the  result of higher  billings, primarily for materials revenue,  generated during the quarter ended October 31,
2002 and deferred  materials cost related to certain  materials that were billed but not shipped to certain customers.

CURRENT  LIABILITIES.  Current  liabilities as of October 31, 2002 and April 30,
2002 amounted to  approximately  $47.8 million and $29.0 million,  respectively.
The increase of  approximately  $18.8  million is  attributable  primarily to an increase in short-term  borrowing of approximately $5.2 million,  an increase in accounts payable of approximately $5.5 million, an increase in accrued and other
liabilities  of  approximately   $6.4  million  and  the   reclassification   of
approximately  $1.7  million  subordinated  secured  convertible  debentures  to current  liabilities  as they are due in July 2003.  The increases in short-term borrowings  and  accounts  payable  are  related  to  funding  requirements  for expenditures  related to the Company's growth in revenue,  while the increase in accrued and other  liabilities  is related to an  increase  in deferred  revenue related to advanced billings on contracts in progress.

CASH FLOW. Cash used in operating  activities  decreased to $3.9 million for the six months ended October 31, 2002 as compared to $4.3 million for the six months ended  October 31, 2001.  Cash used in operating  activities  for the six months ended  October 31,  2002 is  primarily  attributable  to  increases  in unbilled revenue  offset by  increases  in  accounts  payable,  accrued  liabilities  and deferred  revenue,  while cash used in operating  activities  for the six months ended October 31, 2001 is primarily  attributable to the net loss for the period and a decrease in accounts payable, accrued liabilities and deferred revenue.

Short-term  borrowings  increased by approximately $5.2 million and $4.5 million for the six months ended October 31, 2002 and 2001,  respectively.  The borrowed funds were used  primarily to fund the  increased  expenditures  required by the increased revenues.

LIQUIDITY

Although  the  Company  realized  net income of $2.4  million for the six months ended  October 31, 2002,  took  dramatic  measures to cut costs and continues to manage its cash  aggressively,  it is still experiencing a significant strain on its cash  resources.  The  primary  reason  for the strain on  resources  is the increased  requirements for  expenditures for field personnel,  job expenses and materials related to the increased  revenue.  As a result, the Company's working capital  financing line regularly  remains at or close to its maximum  allowable levels and the average days  outstanding  on its trade  payables  have  extended
beyond  normal  credit  terms  granted  by  vendors.   Furthermore,  IBM  Credit
Corporation, the Company's working capital lender, has notified the Company that it does not intend to renew its  working  capital  financing  line and term loan beyond August 1, 2003. As a result, the Company is actively seeking  replacement financing.

Achievement of its fiscal 2003 operating plan,  including  maintaining  adequate capital  resources,  depends upon the timing of work performed by the Company on existing  projects,  the ability of the Company to gain and perform  work on new projects, the ability of the Company to maintain positive relations with its key vendors and the ability of the  Company to raise  permanent  capital and replace its current working capital financing line within the timeframe required to meet its spending requirements.  Multiple project cancellations, delays in the timing of work  performed  by the Company on existing  projects,  the  inability of the
Company  to gain and  perform  work on new  projects,  or the  inability  of the
Company to raise  permanent  capital and replace  its  current  working  capital financing line in a timely fashion could have an adverse impact on the Company's liquidity and on its ability to execute its operating plan.

The Company has taken a variety of actions to ensure its continuation as a going concern.  A summary of recent  events  and the  Company's  completed  or planned actions are as follows:

     Demand  for the  Company's  services  has  increased  dramatically  and the backlog of contracted  business as of December 2, 2002 was at $77.4 million and its sales pipeline stood at $199.7 million as of that date.

     The Company initiated and completed substantial cost saving measures during the fiscal years ended April 30, 2001 and 2002 and now has a cost structure in line with its expected revenue.

     As a result of the  increase in demand for the  Company's  services and the cost  reduction  measures  initiated  over the past two years,  the Company achieved  profitability during the fourth quarter of fiscal 2002 and during each of the first two  quarters  of fiscal  2003.  It expects  to  maintain profitability throughout fiscal 2003.

     Management has been seeking to replace its working  capital  financing line and raise additional  permanent  capital to support its growth in business.
     It is  encouraged  by the  preliminary  response it has  received  from the financial  community  and it  believes  that it will be able to  raise  the necessary  financing,  although  there can be no assurance  that it will be able to do so.

The Company was not in compliance with one or more of the financial covenants of its credit  facility as of the quarter ended  October 31, 2002.  The Company and
IBM Credit Corporation  entered into an Acknowledgment,  Waiver and Amendment to the  Inventory  and Working  Capital  Financing  Agreement for the quarter ended
October 31, 2002.

IBM Credit Corporation has notified the Company that it does not intend to renew its working  capital  financing  line and term loan beyond  August 1, 2003. As a result, the Company is actively seeking replacement financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial  Accounting Standards Board ("FASB") issued SFAS No.
141,  "Business  Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets"  (collectively  "the  Standards").  The  Standards  require all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the
purchase   method  of  accounting,   that  goodwill  no  longer  be  subject  to
amortization  but rather be reviewed  periodically for impairment and that other identifiable  intangibles  be separated and those with finite lives be amortized over their useful lives.  Goodwill and intangible  assets with indefinite  lives must be assessed once a year for impairment and more frequently if circumstances indicate  a  possible  impairment.  The first  step of the  two-step  impairment assessment  identifies  potential  impairment and compares the fair value of the applicable reporting unit with its carrying amount,  including goodwill.  If the fair value of the  reporting  unit exceeds its carrying  value,  goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not  necessary.  If the carrying value of the reporting unit exceeds its fair value,  the second step of the impairment test must be performed to measure the amount of  impairment  loss, if any. The Company was required to adopt these provisions on May 1, 2002;  however,  it elected to early adopt the Standards on
May 1, 2001 as permitted and  evaluated  the carrying  value of its goodwill and other intangible assets.  Based on its evaluation,  which, in part, was based on certain  fair  value  assumptions,  the  Company  determined  that  there  is no impairment to its goodwill and other intangible  assets.  Subsequent  impairment tests will be  performed,  at a minimum,  in the fourth  quarter of each  fiscal year, in conjunction with the Company's annual planning process.

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

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible  long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations  associated with the retirement of long-lived assets that result from the acquisition,  construction,

development  and normal  operation  of  long-lived  assets  except  for  certain obligations  of lessees.  The  provisions  of this  Statement are required to be applied  starting with fiscal years  beginning  after June 15, 2001. The Company adopted the new  accounting  standard on existing  long-lived  assets during the quarter  ended July 31,  2002.  There was no impact on the  Company's  financial position or results of  operations  for the quarter as a result of adopting this standard.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 addresses financial  accounting and reporting  for the  impairment or disposal of  long-lived  assets.  SFAS No. 144 supercedes SFAS Statement No. 121,  "Accounting for the Impairment of Long-Lived
Assets  and  Long-Lived  Assets  to Be  Disposed  Of,"  and the  accounting  and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
-  Reporting  the  Effects  of  Disposal  of  a  Segment  of  a  Business,   and
Extraordinary,  Unusual and Infrequently Occurring Events and Transactions," for
the disposal of a segment of a business.  This Statement also amends  Accounting
Research Bulletin No. 51, "Consolidated  Financial Statements," to eliminate the exception to  consolidation  for a subsidiary  for which control is likely to be
temporary.   The  Company  adopted  the  new  accounting  standard  on  existing long-lived assets during the quarter ended July 31, 2002. There was no impact on the Company's  financial  position or results of operations for the quarter as a result of adopting this standard.

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Statements No.
4, 44 and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections."
This  Statement  eliminates  the  automatic  classification  of  gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of
APB Opinion No. 30. This Statement also requires  sale-leaseback  accounting for certain  lease  modifications  that have  economic  effects  that are similar to sale-leaseback  transactions  and makes various other  technical  corrections to existing  pronouncements.  This  Statement will be effective for the Company for the fiscal year  ending  April 30,  2004.  The  Company  does not  believe  that adoption of this Statement will have a material effect on the Company's  results of operations or financial position.

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

                           PART II - OTHER INFORMATION

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit No.             Exhibits

        10.1        Acknowledgment,  Waiver and Amendment to Financing Agreement
                    dated December 12, 2002 by and between the Company and IBM
                    Credit Corporation.
        99.1        Certification of Chief Executive Officer.
        99.2        Certification of Chief Financial Officer.

b)   Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                               DATATEC SYSTEMS, INC.

Date: December 13, 2002                  By:   /s/ Albert G. Pastino
                                               ---------------------------------
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

           Date:  December  13, 2002
                  -----------------------

                  /s/ Isaac J. Gaon
                  -----------------------
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

           Date:  December 13, 2002
                  -----------------------

                  /s/ Albert G. Pastino
                  -----------------------
                      Albert G. Pastino
                  Chief Financial Officer

