Form 10-Q
period 2003-01-31
DATATEC SYSTEMS INC
filed 2003-03-17
CIK 768119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	000-20688

Datatec Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2914253

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

23 Madison Road Fairfield, NJ	07004

(Address of principal executive offices)	(Zip code)

(973) 808-4000

(Registrant's telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares of registrant's Common Stock outstanding on March 10, 2003 was 36,424,958.

DATATEC SYSTEMS, INC.
FORM 10-Q
THREE MONTHS ENDED JANUARY 31, 2003

INDEX
			Page

PART I	FINANCIAL INFORMATION

	Item 1:	Condensed Consolidated Financial Statements

		Balance Sheets at April 30, 2002 and January 31, 2003	3

		Statements of Operations for the three and nine months ended January 31, 2002 (as restated) and 2003	4

		Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2002 (as restated) and 2003	5

		Statements of Cash Flows for the nine months ended January 31, 2002 (as restated) and 2003	6

		Notes to Unaudited Condensed Consolidated Financial Statements	7-12

	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22

	Item 3:	Quantitative and Qualitative Disclosure About Market Risk	22

	Item 4:	Controls and Procedures
			22
PART II	OTHER INFORMATION

	Item 2	Changes in Securities and Use of Proceeds

	Item 5	Other Information

	Item 6:	Exhibits and Reports on Form 8-K	23

	Signature Page		24

	Certifications		25-26

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AMOUNTS) (unaudited)
	April 30, 2002	January 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$49	$155
Accounts receivable, net	14,578	30,980
Costs and estimated earnings in excess of billings	7,224	16,821
Inventory	3,176	2,814
Prepaid expenses and other current assets	725	1,042

Total current assets	25,752	51,812
Property and equipment, net	3,259	3,713
Goodwill, net	2,665	2,665
Other assets	4,170	3,097

TOTAL ASSETS	$35,846	$61,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$17,464	$22,811
Current portion of long-term debt	42	9
Accounts payable	7,789	16,286
Accrued expenses and other liabilities	3,631	4,619
Billings in excess of costs and estimated earnings	69	7,393
Subordinated Secured Convertible Debentures, net of unamortized discount	-	1,806

Total current liabilities	28,995	52,924

Long-term debt:
Notes payable	1,414	1,414
Capital lease obligation	2	-
Subordinated Secured Convertible Debentures, net of unamortized discount	1,457	-

Total long-term debt	2,873	1,414

Stockholders' equity:
Common stock, $0.001 par value (authorized 75,000,000 shares; issued and outstanding 35,591,000 shares and 36,344,000 shares as of April 30, 2002 and January 31, 2003, respectively)	35	36
Additional paid-in capital	53,532	53,953
Accumulated deficit	(49,239)	(46,689)
Accumulated other comprehensive loss	(350)	(351)

Total stockholders' equity	3,978	6,949

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,846	$61,287

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.
DATATEC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS) (unaudited)
	For The Three Months Ended January 31,		For The Nine Months Ended January 31,

	2002 (As Restated)	2003	2002 (As Restated)	2003

Revenue	$16,237	$35,275	$53,898	$91,550
Cost of revenue	12,409	28,266	37,815	70,257

Gross profit	3,828	7,009	16,083	21,293

Selling, general and administrative expenses	5,366	5,807	17,500	16,072

Operating income (loss)	(1,538)	1,202	(1,417)	5,221
Interest expense	475	1,001	1,525	2,671

Income (loss) before minority interest	(2,013)	201	(2,942)	2,550
Minority interest	-	-	318	-

Net income (loss)	$(2,013)	$201	$(3,260)	$2,550

Earnings (loss) per common share -
Basic	$(0.06)	$0.01	$(0.09)	$0.07

Diluted	$(0.06)	$0.01	$(0.09)	$0.07

Weighted average common shares outstanding -
Basic	35,226,000	36,168,000	34,919,000	35,878,000

Diluted	35,226,000	36,604,000	34,919,000	36,101,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.
DATATEC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS) (unaudited)
	For The Three Months Ended January 31,		For The Nine Months Ended January 31,

	2002 (As Restated)	2003	2002 (As Restated)	2003

Net income (loss)	$(2,013)	$201	$(3,260)	$2,550
Other comprehensive income (loss) -
Foreign currency translation adjustment	1	1	5	(1)

Comprehensive income (loss)	$(2,012)	$202	$(3,255)	$2,549

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated statements.

DATATEC SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (unaudited)
	For the Nine Months Ended January 31,

	2002	2003
	(As Restated)

Cash Flows From Operating Activities:
Net income (loss)	$(3,260)	$2,550
Depreciation and amortization	3,581	3,176
Accretion of preferred stock discount	38	349
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,993	(16,402)
Increase in costs and estimated earnings in excess of billings	(1,477)	(9,597)
Decrease in inventory	491	362
Decrease in prepaid expenses and other assets	(75)	(317)
Increase (decrease) in accounts payable, accrued and other liabilities	(4,414)	16,809

Net cash used in operating activities	(2,123)	(3,070)

Cash flows from investing activities:
Purchases of property and equipment	(259)	(1,846)
Investment in software development	(590)	(711)

Net cash used in investing activities	(849)	(2,557)

Cash flows from financing activities:
Net increase in short-term borrowings	2,527	5,347
Payments of indebtedness	(158)	(35)
Net proceeds from issuance of common stock and warrant	107	422

Net cash provided by financing activities	2,476	5,734

Net effect of foreign currency translation on cash	5	(1)

Net increase (decrease) in cash and cash equivalents	(491)	106
Cash and cash equivalents at beginning of period	571	49

Cash and cash equivalents at end of period	$80	$155

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended January 31, 2003 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Datatec's annual report on Form 10-K for the year ended April 30, 2002.

Change In Accounting

During fiscal 2002, the Company changed its method of estimating progress toward completion of its contracts. Under its previous method, the percentage of direct labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's percentage of completion, while under the new method, the percentage of total costs incurred to date to total estimated costs to be incurred on a project is used to determine a contract's percentage of completion. The change was made to reflect the impact of non-labor charges and to more accurately measure a contract's progress towards completion. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," paragraph 27, the financial statements of prior periods have been adjusted to apply the new method retroactively. The effects of the accounting change applied retroactively to the Company's restated results (See Note 9) are shown below:
Three months ended January 31, 2002:	As Restated (See Note 9)	Effect of Change in Accounting Principle	As Retroactively Adjusted

Net loss (in $ thousands)	$(2,985)	$972	$(2,013)
Net loss per share - basic	$(0.08)	$0.02	$(0.06)
Net loss per share - diluted	$(0.08)	$0.02	$(0.06)

Nine months ended January 31, 2002:

Net loss(in $ thousands)	$(5,860)	$2,600	$(3,260)
Net loss per share - basic	$(0.17)	$0.08	$(0.09)
Net loss per share - diluted	$(0.17)	$0.08	$(0.09)

The balance of accumulated deficit at April 30, 2002 has been adjusted for the effect of applying retroactively the new method of accounting, as follows (in thousands):
April 30, 2002
Accumulated deficit, as previously reported	($50,938)
Accumulated deficit, as retroactively adjusted	($49,239)

(3) Earnings Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding during the three and nine months ended January 31, 2002 and 2003, respectively. Diluted EPS is calculated using the weighted average number of shares outstanding plus the incremental potentially dilutive shares from assumed conversions of options, warrants and convertible debt for the three and nine months ended January 31, 2002 and 2003, respectively. Outstanding options and warrants of 4,309,572 have been excluded for both the three and nine months ended January 31, 2002, because they were anti-dilutive. Outstanding options and warrants of 3,655,341 and 4,215,383, respectively, were excluded for the three and nine month periods end January 31, 2003, because they were anti-dilutive.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the following table reconciles net loss and net loss per share amounts used to calculate basic and diluted loss per share:
	For The Three Months Ended January 31,		For The Nine Months Ended January 31,

	2002 (As Restated)	2003	2002 (As Restated)	2003

Numerator:
Net income (loss)	$(2,013)	$201	$(3,260)	$2,550

Denominator:
Weighted average common shares outstanding -
Basic	35,297,000	36,168,000	35,085,000	35,878,000

Diluted	35,297,000	36,604,000	35,085,000	36,101,000

Net income (loss) per share:
Basic	$(0.06)	$0.01	$(0.09)	$0.07

Diluted	$(0.06)	$0.01	$(0.09)	$0.07

(4) Short-term Borrowings

The Company has established a credit facility in connection with an Inventory and Working Capital Financing Agreement with IBM Credit Corporation. Under this facility, the Company has a revolving loan that provides for maximum borrowings of $23.0 million that was increased from $16.0 million on January 15, 2003. Availability under the revolving loan is calculated as the sum of; (i) 85% of eligible accounts receivable, (ii) 35% of cable inventory, and (iii) 25% of non-cable eligible inventory.

The revolving loan accrues interest at the prime rate plus 4.25% and matures in August 2003. The amounts outstanding under the revolving loan as of April 30, 2002 and January 31, 2003 were $14.5 million and $21.6 million, respectively. As of January 31, 2003, the Company had $1.4 million available under this facility.

The Company also has a $3.0 million term loan with IBM Credit Corporation that was due in February 2003 but repayment has been extended to no later than June 30, 2003. The term loan accrues interest at the prime rate plus 4.25% and, beginning in August 2002, is payable in monthly installments of principal and interest of $300,000. The full amount of the term loan was outstanding as of April 30, 2002. The balance of the term loan outstanding as of January 31, 2003 was $1.2 million and is included in short-term borrowings in the accompanying balance sheet.

IBM Credit Corporation has notified the Company that it does not intend to renew its Working Capital Financing Agreement including the revolving loan and term loan beyond August 1, 2003. As a result, the Company is actively seeking replacement financing.

The Company was not in compliance with several of the financial covenants of its credit facility as of the quarter ended January 31, 2003. The Company and IBM Credit Corporation entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement dated March 14, 2003 for the quarter ended January 31, 2003. At March 17, 2003, the Company had utilized the total availability under both the revolving and the term loan. IBM Credit has allowed the Company to borrow amounts in excess of $23 million. At March 17, 2003, the Company had approximately $28.4 million outstanding under both the revolving and the term loan. IBM Credit has notified the Company that no additional borrowings will be permitted under this facility.

(5) Subordinated Secured Convertible Debentures

On April 3, 2002, the Company raised $2.0 million (less out-of-pocket transaction costs of $120,000) to be used for working capital purposes by issuing an aggregate of $2.0 million principal amount of Subordinated Secured Convertible Debentures (the "Debentures") and Warrants to purchase an aggregate of 270,000 shares of the Company's Common Stock at $1.416 per share. The Debentures mature on July 2, 2003 and bear interest at a rate of 5% per annum. The interest is due quarterly on March 31, June 30, September 30, and December 31 of each year and is payable in cash or Common Stock at the Company's option. The Warrants have been valued at approximately $291,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 5.0 years; volatility of 119 percent, and risk free borrowing rate of 4.405 percent. This amount has been recorded as a discount against the Debentures and will be accreted as interest expense over the remaining life of the Debentures. In addition, in accordance with Emerging Issues Task Force Issue No. 98-5, an embedded beneficial conversion feature of approximately $291,000 has been recognized as additional paid-in-capital and is recognized as additional interest expense to be accreted over the remaining life of the Debentures. Through January 31, 2003, $388,000 of the above embedded beneficial conversion has been accreted. The Debentures have a security interest in all the Company's assets, which is junior to the security interest granted to IBM Credit Corporation.

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

The Debenture agreements contain a requirement for the Company to have effected the registration of a sufficient number of shares of its Common Stock by July 2, 2002 or incur penalties equal to: (1) 2% of the product obtained by multiplying the average closing sale price for the immediately preceding 30-day period times the number of registrable securities the investor holds or may acquire pursuant to conversion of the Debenture and the exercise of Warrants on the last day of the applicable 30-day period (without giving effect to any limitation on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although the Company filed the required registration statement with the Securities and Exchange Commission within the required time period, such registration statement has not yet been declared effective and as such, the Company is currently in default of the registration provisions of the Debenture Agreements and is incurring the penalties described herein. As of January 31, 2003 cumulative penalties under this default amounted to approximately $555,000. The Company satisfied $360,650 of this default penalty by issuing 409,556 shares of Common Stock to the Debenture holders.

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

(6) Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, that goodwill no longer be subject to amortization but rather be reviewed periodically for impairment and that other identifiable intangibles be separated and those with finite lives be amortized over their useful lives. Goodwill and intangible assets with indefinite lives must be assessed once a year for impairment and more frequently if circumstances indicate a possible impairment. The first step of the two-step impairment assessment identifies potential impairment and compares the fair value of the applicable reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of impairment loss, if any. The Company elected to early adopt the Standards as of May 1, 2001 as permitted and evaluated the carrying value of its goodwill and other intangible assets. Based on its evaluation, the Company determined that there was no impairment to its goodwill and other intangible assets. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company was assisted in its measurement of fair value by an independent valuation firm. The measurement of fair value was based on an evaluation of future discounted cash flows, public company trading multiples and merger and acquisition transaction multiples. The Company's discounted cash flow evaluation used a range of discount rates that correspond to the Company's weighted average cost of capital.

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

In December 2002 the FASB issued FAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. FAS 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the company. FAS 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

(7) Supplemental Disclosure of Cash Flows

Cash paid for interest during the three and nine months ended January 31, 2002 and 2003 was $467,000, $906,000, $1,444,000 and $1,954,000, respectively. During the three and nine month periods ended January 31, 2003, the Company issued 348,820 and 409,556 shares respectively, of its Common Stock to satisfy penalties incurred in connection with violations of the debenture covenants.

(8) Legal proceedings

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers under which the Company would pay damages ranging between $7,000,000 and $8,000,000. Furthermore, in a letter to the Company dated May 3, 2002, Petsmart proposed settlement offers ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. The Company believes that it has meritorious defenses to Petsmart's claims and it intends to defend itself vigorously. The Company has counter-claimed against Petsmart for amounts owed to the Company. These amounts have been reserved as part of the allowance for uncollectable accounts. At present, depositions are being conducted by both parties to the lawsuit. A trial date has been set for August 2003.

(9) Restatement Of Financial Statements

During fiscal 2002, the Company determined that it should have included indirect costs as a component of cost of revenue in its previously issued financial statements. Also, the Company identified certain errors in its previously issued financial statements related to total estimated contract values, total costs incurred with certain long term contracts and certain accrued and prepaid expenses. As a result, the Company has restated its previously issued financial statements for the three and nine months ended January 31, 2002.

A summary of the significant effect of the restatement is set forth below. (All amounts in thousands except per share data).
Three months ended January 31, 2002:	As Previously Reported	Restatement Adjustment	As Restated

Gross profit	$4,911	$(2,056)	$2,855
Operating loss	$(1,446)	$(1,064)	$(2,510)
Net loss	$(1,921)	$(1,064)	$(2,985)
Net loss per share - basic	$(0.05)	$(0.03)	$(0.08)
Net loss per share - diluted	$(0.05)	$(0.03)	$(0.08)

Nine months ended January 31, 2002:

Gross profit	$18,591	$(5,108)	$13,483
Operating loss	$(2,182)	$(1,835)	$(4,017)
Net loss	$(4,025)	$(1,835)	$(5,860)
Net loss per share - basic	$(0.11)	$(0.06)	$(0.17)
Net loss per share - diluted	$(0.11)	$(0.06)	$(0.17)

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

Business Description

Datatec Systems, Inc., together with its subsidiaries (the "Company" or "Datatec"), is in the business of providing rapid and accurate technology deployment services and licensing software tools, designed to accelerate the delivery of complex IT solutions for technology providers and enterprises. The Company markets its services primarily to large Original Equipment Manufacturers ("OEM"), systems integrators, independent software vendors, telecommunications carriers and service providers as well as to a select number of "Fortune 2000" customers in the United States and Canada.

The Company's deployment services include the following: (i) "configuration" the process of "customizing" Internetworking devices such as routers and switches and computing devices such as servers and workstations to meet the specific needs of the user, (ii) "integration" - the process of integrating these hardware devices as well as integrating operational and application software on a network to ensure that they are compatible with the topology of the network and all legacy systems and (iii) "installation" - the process of physically installing technology on networks. Also, the Company licenses its software tools such as eDeploy and others to organizations with their own installation forces.

The Company utilizes internally developed Web-enabled implementation tools that differentiate its deployment services. These tools, together with its proprietary processes, allow the Company to rapidly and efficiently deliver high quality and cost effective large-scale technology deployment solutions to its clients, which it does primarily on a fixed time/fixed cost basis. The components of the Company's implementation model are made up of a combination of people, processes and technology that include:

• The utilization of eDeploy, a Web-based software tool that provides collaboration capabilities for remote planning and design, communication capabilities through fax, voice, data, or digital photographs and monitoring capabilities, ensures that best practices are employed and that mission critical milestones or timelines are escalated to supervisory levels if missed by the responsible parties. These features and others are designed to enhance the speed, accuracy and productivity of the deployment process.

• The utilization of IW2000, which provides automation and mass customization in the configuration/integration of computing and internetworking devices as well as application and operational software. This automation significantly reduces labor costs through time savings as well as through reduced technical skill level requirements.

• Two staging and configuration centers at which the Company carries out most of its complex integration and configuration processes. By conducting these activities at Datatec's staging centers, and utilizing, where applicable, its software tools, the Company is able to prepare and rollout project components so that they arrive at a customer site in a "plug and play" state. In this way, customers' operations are minimally disrupted.

• A field deployment force capable of delivering all types of complex technologies due to the "plug and play" nature of the Company's "configuration/integration" process.

The Company operates out of several regional offices and has a field deployment team of approximately 574 people, allowing it to conduct multiple, simultaneous large-scale deployments across the United States and Canada. The Company's deployment capabilities further enable technology providers to rapidly increase the "absorption" of their products in the marketplace.

Restatement Of Financial Statements

During fiscal 2003, the Company determined that it should have included indirect costs as a component of cost of revenue in its previously issued financial statements. Also, the Company identified certain errors in its previously issued financial statements related to total estimated contract values, total costs incurred with certain long term contracts and certain accrued and prepaid expenses. As a result, the Company has restated its previously issued financial statements for the three and nine months ended January 31, 2002. See discussion in Note 9 to the condensed consolidated financial statements.

Change In Accounting

During fiscal 2002, the Company had changed its method of estimating progress toward completion of its contracts. Under its previous method, the percentage of direct labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's percentage of completion, while under the new method, the percentage of total costs incurred to date to total estimated costs to be incurred on a project is used to determine a contract's percentage of completion. The change was made to reflect the effect of non-labor charges and to more accurately measure a contract's progress towards completion. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," paragraph 27, the financial statements of prior periods have been adjusted to apply the new method retroactively. See discussion in Note 2 to the condensed consolidated financial statements.

Recent Developments

Short-term Borrowings. The Company has established a credit facility in connection with an Inventory and Working Capital Financing Agreement with IBM Credit Corporation. Under this facility, the Company has a revolving loan that provides for maximum borrowings of $23.0 million that was increased from $16.0 million on January 15, 2003. Availability under the revolving loan is calculated as the sum of (i) 85% of eligible accounts receivable, (ii) 35% of cable inventory and (iii) 25% of non-cable eligible inventory, as defined.

The revolving loan accrues interest at the prime rate plus 4.25% and matures in August 2003. The amounts outstanding under the revolving loan as of April 30, 2002 and January 31, 2003 were $14.5 million and $21.6 million, respectively. As of January 31, 2003, the Company had $1.4 million available under this facility.

The Company also has a $3.0 million term loan with IBM Credit Corporation that was due in February 2003 but repayment has been extended to no later than August 1, 2003. The term loan accrues interest at the prime rate plus 4.25% and, beginning in August 2002, is payable in monthly installments of principal and interest of $300,000. The full amount of the term loan was outstanding as of April 30, 2002. The balance of the term loan outstanding as of January 31, 2003 was $1.2 million and is included in short-term borrowings in the accompanying balance sheet.

IBM Credit Corporation has notified the Company that it does not intend to renew its Working Capital Financing Agreement including the revolving loan and term loan beyond August 1, 2003. As a result, the Company is actively seeking replacement financing.

The Company was not in compliance with one or more of the financial covenants of its credit facility as of the quarter ended January 31, 2003. The Company and IBM Credit Corporation entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement for the quarter ended January 31, 2003.

Subordinated Secured Convertible Debentures. On April 3, 2002, the Company raised $2.0 million (less out-of-pocket transaction costs of $120,000) to be used for working capital purposes by issuing an aggregate of $2.0 million principal amount of Subordinated Secured Convertible Debentures (the "Debentures") and Warrants to purchase an aggregate of 270,000 shares of the Company's Common Stock at $1.416 per share. The Debentures mature on July 2, 2003 and bear interest at a rate of 5% per annum. The interest is due quarterly on March 31, June 30, September 30, and December 31 of each year and is payable in cash or Common Stock at the Company's option. The Warrants have been valued at approximately $291,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 5.0 years; volatility of 119 percent, and risk free borrowing rate of 4.405 percent. This amount has been recorded as a discount against the Debentures and will be accreted as interest expense over the remaining life of the Debentures. In addition, in accordance with Emerging Issues Task Force Issue No. 98-5, an embedded beneficial conversion feature of approximately $291,000 has been recognized as additional paid-in-capital and is recognized as additional interest expense to be accreted over the remaining life of the Debentures. Through January 31, 2003, $388,000 of the above embedded beneficial conversion has been accreted. The Debentures have a security interest in all the Company's assets, which is junior to the security interest granted to IBM Credit Corporation.

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

The Debenture agreements contain a requirement for the Company to have effected the registration of a sufficient number of shares of its Common Stock by July 2, 2002 or incur penalties equal to: (1) 2% of the product obtained by multiplying the average closing sale price for the immediately preceding 30-day period times the number of registerable securities the investor holds or may acquire pursuant to conversion of the Debenture and the exercise of Warrants on the last day of the applicable 30-day period (without giving effect to any limitation on conversion or exercise) and (2) 3% of the product for all continuing or subsequent registration defaults.

Although the Company filed the required registration statement with the Securities and Exchange Commission within the required time period, such registration statement has not yet been declared effective and as such, the Company is currently in default of the registration provisions of the Debenture Agreements and is incurring the penalties described herein. As of January 31, 2003 cumulative penalties under this default amounted to approximately $555,000. The Company satisfied $360,640 of this default penalty by issuing 409,556 shares of Common Stock to the Debenture holders.

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

Critical Accounting Policies

The Company's deployment services are generally provided at a fixed contract price pursuant to purchase orders or other agreements with its customers. Its software licensing revenue is generated either by a "per seat" enterprise license over a specified period of time or as an application service based on usage.

Services from deployment activities are performed under long-term contracts or under short-term workorders or time and material arrangements. The Company's typical long-term contract contains multiple elements designed to track the various services required under the arrangement with the customer. These elements are used to identify components of billings but are combined for revenue recognition purposes. The Company recognizes revenue earned under long-term contracts utilizing the percentage of completion method of accounting by measuring a contract's percentage of completion as determined by the percentage of total costs incurred to date to total estimated costs. Contracts are reviewed at least quarterly, for percentage of completion analysis, and if necessary, revenue, costs and gross margin are adjusted prospectively for revisions in estimated total contract value and total estimated contract costs. Estimated losses are recognized when identified.

Payment milestones differ according to the customer and the type of work performed. Generally, the Company invoices customers and payments are received throughout the deployment process and, in certain cases, in advance of work performed if a substantial amount of up front costs are required. In certain cases, payments are received from customers after the completion of site installation. However, revenue and costs are only recognized on long-term contracts to the extent of the contracts' percentage of completion. Costs and estimated earnings in excess of billings, which is classified as a current asset, is recorded for the amount of revenue earned in excess of billings to customers. Billings in excess of costs and estimated earnings are recorded as a current liability for the amount of billings in excess of revenue earned.

The Company's cost of deployment services consists of four main categories: labor, materials, project expenses and allocated indirect costs. The Company estimates progress toward completion of its contracts by applying the percentage of costs incurred to date to total estimated costs to be incurred on a project. Direct costs (labor, materials, and project expenses) are charged directly to projects as they are incurred. Indirect costs, which include amortization of the eDeploy software and various other overhead expenses, are then applied to projects and a gross margin is determined. This method enables management to track all costs associated with delivering services to its customers. Project managers and other field supervisors manage and are evaluated, in part, on how projects' actual direct costs compare to their estimated direct costs. Operations management manages and is evaluated, in part, on how projects' actual gross margins compare to targeted gross margins.

Labor consists of salaries and benefits of the Company's field installation force as well as staging and configuration personnel. The materials category includes all materials used in the installation process such as connectors, wall plates, conduits, and data and electrical cable. Project expenses include travel and living expenses for the installation teams, equipment rentals and other costs that are not labor or materials costs. Indirect costs, such as software amortization, warehouse expense and material-handling costs are allocated to projects based on management's estimate of absorption of these costs by each project.

The Company capitalizes certain computer software costs incurred in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Also, the Company capitalizes certain costs of computer software developed or obtained for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once technological feasibility has been established, software development costs are captured in the Company's job costing system under specific projects related to the development effort. Costs related to software developed for external use are amortized using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for the product, or a maximum of three years using the straight-line method beginning when the products are available for general release to customers. Amortization of the costs of software used in delivery of the Company's services is charged to cost of revenue as incurred. Costs related to internal use software are amortized over three years.

The Company records payments received in advance and services to be supplied in the future under contractual agreements as billings in excess of costs and estimated earnings until such related services are supplied.

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

Results of Operations

The consolidated statements of operations for the Company for the three and nine months ended January 31, 2002 and 2003 are summarized below (in thousands):
	Three Months Ended January 31, 2002 (as restated)		Three Months Ended January 31, 2003

Revenue	$16,237	100.0%	$35,275	100.0%
Cost of revenues	12,409	76.4%	28,266	80.1%

Gross profit	3,828	23.6%	7,009	19.9%

Selling, general and administrative expenses	5,366	33.0%	5,807	16.5%

Operating income (loss)	(1,538)	(9.4%)	1,202	3.4%
Interest Expense	475	3.0%	1,001	2.8%

Net (loss) income	$(2,013)	(12.4%)	$201	0.6%

	Nine Months Ended January 31, 2002		Nine Months Ended January 31, 2003

Revenue	$53,898	100.0%	$91,550	100.0%
Cost of revenues	37,815	70.2%	70,257	76.7%

Gross profit	16,083	29.8%	21,293	23.3%

Selling, general and administrative expenses	17,500	32.5%	16,072	17.6%

Operating income (loss)	(1,417)	(2.7%)	5,221	5.7%
Interest Expense	1,525	2.8%	2,671	2.9%

Income before minority interest	(2,942)	(5.5%)	2,550	2.8%
Minority interest	318	0.6%	-	-
Net (loss) income	$(3,260)	(6.1%)	$2,550	2.8%

Revenue. Revenue for the three months ended January 31, 2003 and 2002 were $35.3 million (of which $11.8 million represented materials) and $16.2 million (of which $4.3 million represented materials), respectively, representing an increase of 117.9%, while revenue for the nine months ended January 31, 2003 and 2002 was $91.6 million (of which $28.5 million represented materials) and $53.9 million (of which $13.3 million represented materials), respectively, representing an increase of 69.9%. The increase in revenue for the three and nine months is attributable primarily to: (i) an increase in the work performed for the Company's existing customer base; (ii) long term contract work performed for several new customers during the fourth quarter of fiscal 2002 and in each of the fiscal 2003 quarters; and, (iii) the related increases in materials sold, which comprised a greater portion of the Company's total revenue value than in the comparable prior periods.

Gross Profit. Gross profit for the three months ended January 31, 2003 and 2002 were $7.0 million and $3.8 million, respectively, representing an increase of 84.2%. Gross profit for the nine months ended January 31, 2003 and 2002 were $21.3 million and $16.1 million, respectively, representing an increase of 32.3%. Gross profit as a percentage of revenue was 19.9% and 23.6% for the three months ended January 31, 2003 and 2002, respectively, and 23.3% and 29.8% for the nine months ended January 31, 2003 and 2002, respectively. The Company's gross margins were adversely affected because of the increase in greater materials sales as a percentage of total sales for the three and nine month period ended January 31, 2003. Materials typically are sold at gross margins that are lower than the gross margins realized on the service component of revenue. Additionally, the rapid expansion of the Company's field service personnel (574 field personnel at January 31, 2003 compared to 213 field personnel at January 31, 2002), resulted in increased marginal job costs and decreased gross profits, while such new employees were being trained prior to being used in the field.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended January 31, 2003 were $5.8 million compared to $5.4 million for the three months ended January 31, 2002, while selling, general and administrative expenses for the nine months ended January 31, 2003 were $16.1 million compared to $17.5 million for the nine months ended January 31, 2002. As a percentage of sales, selling, general and administrative expenses were 16.5% for the three months ended January 31, 2003 compared to 33.0% for the three months ended January 31, 2002. For the nine months ended January 31, 2003 and 2002 selling, general and administrative expenses as a percentage of sales were 17.6% and 32.5%, respectively. The decreases in selling, general and administrative expenses as a percentage of revenue are attributable to cost reduction and austerity programs initiated by the Company in conjunction with its plan to return to sustainable profitability.

Operating Income (Loss). Operating income for the three months and nine months ended January 31, 2003 was $1.2 million and $5.2 million, respectively. The Company generated operating losses of $1.5 million and $1.4 million for the comparable periods in fiscal 2002. During fiscal 2003, the Company has been successful in generating significantly higher gross margin dollars from a greater revenue base enabling the Company to produce operating income for three consecutive fiscal quarters.

Net loss for the three and nine months periods ended January 31, 2002 was primarily due to the Company's difficulties encountered with rationalizing the Company's fixed cost structure and aligning it's variable operating costs with it's recurring revenue base.

Interest expense. Interest expense for the three and nine months ended January 31, 2003 was $1.00 million and $2.67 million, respectively, compared to $475,000 and $1.53 million for the three and nine months ended January 31, 2002, respectively. Interest expense has increased as a result of additional borrowings under the Company's credit facilities, and interest and penalties incurred under the Company's Debentures.

Liquidity and Capital Resources

Changes In Major Balance Sheet Classifications

Current Assets. Current assets as of January 31, 2003 and April 30, 2002 amounted to approximately $51.8 million and $25.8 million, respectively. The increase of approximately $26.0 million is the result of an increase in accounts receivable and costs and estimated earnings in excess of billings from increased service revenues and significantly increased materials sales generated during the quarter ended January 31, 2003.

Current Liabilities. Current liabilities as of January 31, 2003 and April 30, 2002 amounted to approximately $52.9 million and $29.0 million, respectively. The increase of approximately $23.9 million is attributable primarily to an increase in short-term borrowing of approximately $5.3 million, an increase in accounts payable of approximately $8.5 million, an increase in accrued and other liabilities of approximately $1.0 million, an increase in billings in excess of costs and estimated earnings of approximately $7.3 million and the reclassification of the $1.8 million of Debentures to current liabilities. The increases in short-term borrowings and accounts payable are related to funding requirements for expenditures related to the Company's growth in operating costs resulting from increased revenue arising from scope increases to existing contracts, while the increase in accrued and other liabilities is related to an increase in billings in excess of costs and estimated earnings related to billings on contracts in progress.

Cash Flow. Cash used in operating activities increased to $3.1 million for the nine months ended January 31, 2003 as compared to $2.1 million for the nine months ended January 31, 2002. Cash used in operating activities for the nine months ended January 31, 2003 is primarily attributable to increases in costs and estimated earnings in excess of billings and accounts receivable offset by increases in accounts payable, accrued liabilities and billings in excess of costs and estimated earnings, while cash used in operating activities for the nine months ended January 31, 2002 is primarily attributable to the net loss for the period and an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable, accrued liabilities and billings in excess of costs and estimated earnings.

Short-term borrowings increased by approximately $5.4 million and $2.5 million for the nine months ended January 31, 2003 and 2002, respectively. The borrowed funds were used primarily to fund the increased expenditures required to fund the increased labor and materials costs required to service new revenue contracts.

Liquidity

Cash used by operations during the nine months ended January 31, 2003 increased by 45%, or $947,000 compared to the comparable period in 2002 reflecting significantly increased accounts receivable only partially offset by increases in accounts payable and accrued expenses.

During the nine months ended January 31, 2003 the Company invested $1.8 million in fixed assets, required to support the Company's field operations, an increase of $1.6 million over the comparable nine month period in 2002.

The Company has relied primarily on its utilization of short term borrowings under its line of credit agreement with IBM Credit Corporation and, to a lesser extent, the proceeds from the Debenture offering in April 2002 to fund its working capital needs.

The Company has, during the nine months ended January 31, 2003, successfully increased its revenue base by 69.9% verses the comparable nine month period in 2002. As a result of this increase, the Company has experienced significant working capital deficiencies arising from the immediate capital needs necessary to fund the Company's growth over the past several fiscal quarters. These working capital requirements have required the Company to, at times, maximize its borrowings under its available credit facility with IBM Credit Corporation.

IBM Credit Corporation, has notified the Company that it does not intend to renew its working capital financing line and term loan beyond August 1, 2003. The Company is working with bankers to replace this facility.

The Company was not in compliance with one or more of the financial covenants of its credit facility as of the quarter ended January 31, 2003. The Company and IBM Credit Corporation entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement dated March 14, 2003 for the quarter ended January 31, 2003. At March 17, 2003, the Company had utilized the total availability under the revolving loan. IBM Credit has allowed the Company to borrow amounts in excess of $23 million. At March 17, 2003, the Company had approximately $28.4 million outstanding under both the revolving and term loan. IBM Credit has notified the Company that no additional borrowings will be permitted under this facility.

The Company believes that its profitability will continue, however, its successful completion of an additional equity financing and the replacement of its existing debt will be required to fund ongoing operating requirements, prior years' operating losses, future capital additions and enable the Company to continue as a going concern.

Achievement of the Company's fiscal 2003 operating plan, including maintaining adequate capital resources, depends upon the timing of work performed by the Company on existing projects, the ability of the Company to gain and perform work on new projects, the ability of the Company to maintain positive relations with its key vendors and the ability of the Company to raise permanent capital and replace its current working capital financing line within the timeframe required to meet its spending requirements. In addition to macro-economic factors, multiple project cancellations, delays in the timing of work performed by the Company on existing projects, the inability of the Company to gain and perform work on new projects, or the inability of the Company to raise permanent capital and replace its current working capital financing line in a timely fashion could have an adverse impact on the Company's liquidity and on its ability to execute its operating plan.

The Company has taken a variety of actions to ensure its continuation as a going concern. A summary of recent events and the Company's completed or planned actions is as follows:

Demand for the Company's services has increased dramatically. At March 11, 2003, the estimated twelve month backlog of contracted business was approximately $81 million. The estimated sales pipeline stood at approximately $197 million as of March 11, 2003. Backlog and sales pipeline should not be relied upon as indicative of the Company's revenues for any future period.

The Company initiated and recently completed substantial cost saving measures and now believes it has a cost structure that can be supported with its expected revenues.

As a result of the increase in demand for the Company's services and the cost reduction measures initiated over the past two years, the Company achieved profitability during the fourth quarter of fiscal 2002 and during each of the first three quarters of fiscal 2003.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, that goodwill no longer be subject to amortization but rather be reviewed periodically for impairment and that other identifiable intangibles be separated and those with finite lives be amortized over their useful lives. Goodwill and intangible assets with indefinite lives must be assessed once a year for impairment and more frequently if circumstances indicate a possible impairment. The first step of the two-step impairment assessment identifies potential impairment and compares the fair value of the applicable reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of impairment loss, if any. The Company elected to early adopt the Standards as of May 1, 2001 as permitted, and evaluated the carrying value of its goodwill and other intangible assets. Based on its evaluation, the Company determined that there was no impairment to its goodwill and other intangible assets. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company was assisted in its measurement of fair value by an independent valuation firm. The measurement of fair value was based on an evaluation of future discounted cash flows, public company trading multiples and merger and acquisition transaction multiples. The Company's discounted cash flow evaluation used a range of discount rates that correspond to the Company's weighted average cost of capital.

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

In December 2002 the FASB issued FAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. FAS 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the company. FAS 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in the market risk of financial instruments since the Company filed its annual report on Form 10-K for the fiscal year ended April 30, 2002.

Item 4: Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

Changes in Securities

In connection with the Debenture agreements related to the Company's April 2002 sale of Subordinated Secured Convertible Debentures and related Warrants, the Company was required to file a registration statement registering the shares of the Company's Common Stock underlying the Debentures and the Warrants. Although the Company filed the required registration statement with the Securities and Exchange Commission within the required time period, such registration statement has not yet been declared effective by the Securities and Exchange Commission and consequently, the Company is incurring certain penalties. The Company has satisfied a portion of these penalties by issuing shares of the Company's Common Stock to the two holders of the Debentures. The Company has issued to the Debenture holders an aggregate amount of 409,556 shares of the Company's Common Stock to satisfy approximately $360,640 in penalties incurred between July 2, 2002 and November 29, 2002. Penalties continue to accrue and the Company may issue additional shares to the Debenture holders in the future.

The issuance of these shares of Common Stock were not registered under the Securities Act of 1933. The Company believes that the issuance of these shares of Common Stock are exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The Company has filed a registration statement to register the resale of these shares.

Item 5: Other Information

On January 31, 2003, the Company amended its registration statement on Form S-1 to register the resale of shares of Common Stock. This registration statement covers shares of Common Stock issuable in connection with the Company's April 3, 2002 private placement as well as shares of Common Stock that were covered by a prior registration statement. The Company will not receive any of the proceeds from the sale of shares of Common Stock covered by this registration statement.

On March 3, 2003, the Company named Mark J. Hirschhorn as its Chief Financial Officer. On February 28, 2003, Frank P. Brosens resigned from the Company's Board of Directors for personal reasons. The Company is currently seeking a replacement.

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers under which the Company would pay damages ranging between $7,000,000 and $8,000,000. Furthermore, in a letter to the Company dated May 3, 2002, Petsmart proposed settlement offers ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. The Company believes that it has meritorious defenses to Petsmart's claims and it intends to defend itself vigorously. The Company has counter-claimed against Petsmart for amounts owed to the Company. These amounts have been reserved as part of the allowance for uncollectable accounts. At present, depositions are being conducted by both parties to the lawsuit. A trial date has been set for August 2003.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Exhibit
10.1	Acknowledgment, Waiver and Amendment to Financing Agreement dated March 14, 2003 by and between the Company and IBM Credit Corporation.
99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATEC SYSTEMS, INC.

Date: March 17, 2003	By: /s/Mark J. Hirschhorn
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
	c).	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

Date: March 17, 2003

/s/Isaac Gaon
Isaac Gaon
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Mark J. Hirschhorn, certify that:

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
	c).	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

Date: March 17, 2003

/s/Mark J. Hirschhorn
Mark Hirschhorn
Chief Financial Officer