Form 10-K
period 2003-04-30
DATATEC SYSTEMS INC
filed 2003-07-23
CIK 768119

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 _______________________ FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from ________ to ________
Commission File No. 000-20688 DATATEC SYSTEMS, INC. (Exact name of Registrant as specified in its charter)

Delaware	94-2914253
(State of Incorporation)	(I.R.S. Employer Identification No.)

23 Madison Road, Fairfield, NJ	07004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	973-808-4000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ SmallCap Market System
Preference Share Purchase Rights	NASDAQ SmallCap Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES NO X

The aggregate market value of the Registrant's voting stock held by non-affiliates at October 31, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $44,085,650. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

The total number of shares of Common Stock of the Registrant outstanding at June 30, 2003 was 43,839,598.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	3
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Market Risk Disclosures	39
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

Part III

Item 10.	Directors and Executive Officers of Registrant	72
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13.	Certain Relationships and Related Transactions	81
Item 14.	Controls and Procedures	81

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	82

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements. Factors that may cause such differences include, but are not limited to, those listed under the section entitled "Risk Factors" below. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. Datatec Systems, Inc. undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof.

PART I

Item 1. Business

The Company

Datatec Systems, Inc. and its subsidiaries (the "Company", "Datatec", or "we") are in the business of providing rapid and accurate technology services and licensing software tools designed to accelerate the delivery and management of complex Information Technology ("IT") solutions for technology providers, primarily large Original Equipment Manufacturers ("OEMs"), systems integrators, independent software vendors, telecommunications carriers and service providers (collectively, "Technology Providers"), as well as to a select number of "Fortune 2000" customers in the United States and Canada.

The Company's services include the following: (i) configuration: the process of "customizing" internetworking devices such as routers and switches, and computing devices such as servers and workstations to meet the specific needs of the user; (ii) integration: the process of integrating these hardware devices as well as integrating operational and application software on a network to ensure they are compatible with the topology of the network and all legacy systems; (iii) installation: the physical process of installing technology on networks; and (iv) service chain management: enabling product or service providers to jointly manage the customer support relationship between themselves and all vendors supplying technology or services. Also, the Company licenses its software tools through its Global Integration Services division to organizations with their own installation forces.

The Company utilizes internally developed Web-enabled implementation tools that differentiate its deployment services. These tools, together with its proprietary processes, allow the Company to rapidly and efficiently deliver high quality and cost effective large-scale technology deployment solutions to its clients, which it does primarily on a fixed time/fixed cost basis. The components of the Company's implementation model are made up of a combination of people, processes and technology that include:

•

The utilization of eDeploy®, a Web-based software tool that provides collaboration capabilities for remote planning and design, communication capabilities through fax, voice, data, or digital photographs and monitoring capabilities, ensures that best practices are employed and that mission critical milestones or timelines are escalated to supervisory levels if missed by the responsible parties. These features and others are designed to enhance the speed, accuracy and productivity of the deployment process.

•

The utilization of IW2000 provides automation and mass customization in the configuration/integration of Computing and Internetworking devices as well as application and operational software. This automation significantly reduces labor costs through time savings as well as through reduced technical skill level requirements.

•

The utilization of I-CareTM, a Web based tool that provides service chain automation and management. The features of this tool allow product or service providers to jointly manage the customer support relationship, resulting in dramatically reduced total cost of service, including reduced e-Infrastructure costs, and greater customer satisfaction through caller and user empowerment.

•

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

The Company operates out of 10 offices and has a field deployment team of approximately 715 people, allowing it to conduct multiple, simultaneous large-scale deployments across the United States and Canada. The Company's services capabilities further enable Technology Providers to rapidly increase the "absorption" of their products in the marketplace.

The Company was incorporated in the State of Delaware on January 10, 1996 and its stock is traded on the NASDAQ National Market System under the symbol "DATC". The Company maintains its executive offices at 23 Madison Road, Fairfield, New Jersey 07004. Its telephone number is (973) 808-4000. The Company's Website can be located at www.datatec.com.

Change in Accounting

At the start of fiscal 2003, the Company changed its method of estimating progress toward completion of contracts. Under the Company's previous method, the percentage of direct labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's percentage of completion, while under the new method, the percentage of total costs incurred to date to total estimated costs to be incurred on a project is used to determine a contract's percentage of completion. The change was made to reflect the effect of non-labor charges and to more accurately measure a contract's progress towards completion. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," paragraph 27, the financial statements of prior periods have been adjusted to apply the new method retroactively.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	April 30, 1999			April 30, 2000

	As previously reported	Effect of change in accounting principle	As retroactively adjusted	As previously reported	Effect of change in accounting principle	As retroactively adjusted
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$ 91,799	$ (1,780)	$ 90,019	$ 93,316	$ (18)	$ 93,298
Cost of revenue	64,135	(1,520)	62,615	66,244	144	66,388
Gross margin	27,664	(260)	27,404	27,072	(162)	26,910
Selling, general and administrative expenses	31,096	--	31,096	27,316	--	27,316
Operating income (loss)	(3,432)	(260)	(3,692)	(244)	(162)	(406)
Net loss	(5,600)	(260)	(5,860)	(1,924)	(162)	(2,086)
Net loss per share:
Basic	(0.18)	(0.01)	(0.19)	(0.06)	(0.01)	(0.07)

Consolidated balance sheet data:
Receivables, net	20,218	(1,172)	19,046	21,732	(1,721)	20,011
Prepaid expenses and other current assets	2,620	(487)	2,133	1,936	(663)	1,273
Accrued and other liabilities	7,382	(1,399)	5,983	7,413	(1,962)	5,451
Accumulated deficit	(24,769)	(260)	(25,029)	(26,693)	(422)	(27,115)
Stockholders' equity	9,235	(260)	8,975	15,260	(422)	14,838

	For the Fiscal Year Ended			For the Fiscal Year Ended
	April 30, 2001			April 30, 2002

	As previously reported	Effect of change in accounting principle	As retroactively adjusted	As previously reported	Effect of change in accounting principle	As retroactively adjusted
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$ 94,352	$ 1,797	$ 96,149	$ 70,277	$ 5,022	$ 75,299
Cost of revenue	78,581	1,375	79,956	48,103	3,323	51,426
Gross margin	15,771	422	16,193	22,174	1,699	23,873
Selling, general and administrative expenses	33,232	--	33,232	24,118	--	24,118
Operating loss	(17,461)	422	(17,039)	(1,944)	1,699	(245)
Net loss	(19,858)	422	(19,436)	(4,387)	1,699	(2,688)
Net loss per share:
Basic	(0.59)	0.01	(0.58)	(0.12)	0.04	(0.08)

Consolidated balance sheet data:
Receivables, net	20,024	(2,126)	17,898	17,204	4,598	21,802
Prepaid expenses and other current assets	1,126	(424)	702	4,096	(3,371)	725
Accrued and other liabilities	9,555	(2,550)	7,005	4,172	(472)	3,700
Accumulated deficit	(46,551)	--	(46,551)	(50,938)	1,699	(49,239)
Stockholders' equity (deficit)	(3,629)	--	(3,629)	2,279	1,699	3,978

A summary of the significant effects of the accounting change applied to the Company's restated results can be found in the Company's Annual Report on Form 10-K for the period ended April 30, 2002.

Datatec's Solutions

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
•

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

•

Due to shorter product life cycles and increased competitive pressures, hardware manufacturers and software vendors alike must find ways to rapidly bring their products to market or face losing market share. The Company has shown a capability of reducing the time to deploy by between 40% and 80%.

•	By significantly reducing the "time to market", Technology Providers and users benefit from improved return on sales and return on investment ("ROI"), respectively.

•

In order to maintain a competitive edge in the market, companies are constantly looking to become more efficient and technology has become a major source of competitive advantage. Speed of deployment has therefore become vital to improve company performance and increase ROI.

•	Due to the utilization of software tools, error rates are significantly reduced, thereby increasing customer satisfaction and efficiency.

•

Technologies are becoming increasingly complex, which makes them extremely difficult and costly to implement, especially without tools and methodologies. Given the downsizing of many IT departments and their preoccupation with core operations, companies are increasingly looking to outsource the deployment of new technologies, especially in large, complex rollouts.

Technology companies continue to launch new products at an ever-faster rate. Due to the speed of change there is currently a lack of trained personnel to assimilate these new products rapidly and efficiently in the market. The Company believes that the use of its tools better aligns the current speed of technology introductions with the absorption of that technology in the marketplace.

Datatec's Software-Enabled Service Offerings

The Company has created the following distinct branded solutions targeted towards specific market needs: (i) Network Device Deployment; (ii) Computing Device Deployment; (iii) Technology Refresh & Migration; (iv) Site Readiness & Infrastructure; and (v) Consolidated Support Center.

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

Technology Refresh & Migration ("TRM"). TRM projects apply the Company's methodology and configuration automation tools to decrease the time and complexity of upgrading a client's existing IT infrastructure and equipment on-site. Typical TRM projects may include one or in some cases all of the following:
•	Migration to a new desktop operating system,
•	Migration to a new server operating system,
•	Rollout of a new or upgraded application suite,
•	Introduction of Internet services, and
•	Upgrade of the network infrastructure.

Site Readiness and Infrastructure ("SRI"). A major technology migration or upgrade within an organization often requires an overhaul of a company's physical infrastructure before the start of the migration or upgrade. Datatec has significant experience and expertise in ensuring that a site is fully capable of accepting new technology. Infrastructure improvement could include one or all of the following:
•	Data communications cabling,
•	Telecommunications cabling,
•	Power cabling, and
•	Physical/structural pathway modification.

Consolidated Support Center. Consolidated Support Center is the software-enabled process for allowing the customer and all related vendors to utilize the Company as a Single Point of Contact (SPOC) for all service related requests. This could include one or all of the following services: deployment support, Level 0 and Level 1 technical support (classic help desk services) or on complete service chain management. The Company has identified the Consolidated Support Center as a major opportunity for continued growth.

Strategy

The Company's mission is to see its processes and methodologies, which are encapsulated in its software tools, become the defacto standard for technology deployment. The Company's strategy is to achieve this by providing full end-to-end software-enabled deployment services and by licensing its software tools to large Technology Providers and certain "Fortune 2000" companies. The Company is engaged in the following activities in support of this strategy:
•	Continuing to invest in the research and development of automated tools,

•	Creating strong long-term relationships with Technology Providers, thereby providing a source for repeatable business,

•	Engaging its sales force to support the marketing efforts of its strategic partners like Cisco, IBM and AT&T, as well as looking for new OEM relationship opportunities, and

•	Creating relationships with non-competitive and complementary service providers to extend Datatec's economic influence beyond the deployment sphere in the asset lifecycle.

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

The Company has created alliances with non-competitive service providers in order to provide seamless solutions to end users. Any major technology deployment comprises four major phases:
•	Planning,
•	Design,
•	Implementation, and
•	Operations, or post sales support.

Datatec focuses on the Implementation phase and, through its consolidated support center, the Operations phase, by creating a post sales support function. Datatec continues to create relationships with companies that address the other two phases in order to provide greater asset lifecycle support to its clients. Collaboration in resource allocation, planning and project execution by the various partners is being enabled through eDeploy, allowing end users to benefit from the expertise of "best of breed" providers without the disadvantages of having to manage the "agendas" of several and disparate IT providers.

Backlog

Backlog for the Company's services as of June 30, 2001, 2002 and 2003 was approximately $58 million, $52 million and $62 million, respectively. Backlog consists of purchase orders and written agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, consolidated financial position or consolidated results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

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

Enterprise - Direct	Technology Providers - Indirect
CVS Co.	AT&T
Lowe's Companies, Inc.	AT&T Wireless
Starbucks Corporation	Bell South
State Farm Mutual Automobile Insurance Company	Cisco Systems, Inc.
The Chubb Corporation	IBM Global Services
Toys "R" Us, Inc.	Qwest Communications International Inc.
Walgreen Co.	Verizon
Vertical Networks

During each of the past three fiscal years, revenue from the Company's services to a limited number of customers has accounted for a substantial percentage of the Company's total revenue. For the years ended April 30, 2001, 2002 and 2003 the Company's 15 largest customers accounted for approximately 82%, 83% and 96% of the Company's revenue, respectively. For the year ended April 30, 2001, IBM Global Services and Lowe's Companies, Inc. accounted for approximately 27% and 21% of the Company's revenue, respectively. For the year ended April 30, 2002, Lowe's Companies, Inc. accounted for approximately 33% of the Company's revenue. For the year ended April 30, 2003, Lowe's Companies, Inc. and IBM Global Services accounted for approximately 37% and 28% of the Company's revenue, respectively. This concentration of customers can cause the Company's revenue and earnings to fluctuate from quarter-to-quarter, based on customer requirements and the timing of service delivery.

Competition

The Company encounters vigorous competition in its business from a variety of sources. Datatec competes with other companies involved in the design, sale, installation, integration and servicing of computer and networking technologies, as well as companies that develop software tools to automate the technology implementation process. The IT deployment market is highly fragmented and characterized by a small number of very large organizations that carry out a significant amount of deployment services and a large number of small companies that in turn carry out small amounts of deployment. Although no one company dominates the deployment market, many of the Company's competitors are larger and have substantially more resources than the Company. In addition to direct competition, the Company faces indirect competition from end users, many of whom internally design, integrate and deploy their own technologies. The Company, however, knows of no other company that offers rapid IT deployment services or software tools designed to support the delivery of complex IT solutions as their primary business focus.

Intellectual Property

The Company relies on a combination of trade secrets, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The eDeploy trademark is protected for ten years from February 1, 2000 under United States Trademark laws.

The Company has entered into confidentiality and invention assignment agreements with its software developers, and, when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or that the Company's competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company's technology. The Company invested $1.4 million, $0.5 million and $0.6 million in product related research and development activities during the fiscal years ended April 30, 2001, 2002 and 2003, respectively. The Company did not engage in any customer sponsored research and development activities during these fiscal years.

eDeploy.com

On November 2, 2001, the Company acquired 100,000 shares of Series A Preferred Stock of eDeploy.com, Inc. (the "Shares"), a wholly owned subsidiary ("eDeploy.com"), held by Cisco Systems, Inc. ("Cisco") through an exchange of 1,021,382 shares of Datatec's common stock. Dividends payable to Cisco during the period it held the 100,000 shares of Series A Preferred Stock of eDeploy.com, Inc. are included in accrued and other liabilities and annual dividends, recorded prior to the exchange, are reflected as minority interest in the Company's consolidated statements of operations.

Employees

As of April 30, 2003, the Company had 1,099 full-time employees, 715 of whom are employed under contracts managed by the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 3. The current contracts with the union expire on December 31, 2004.

The Company's success depends in large part upon its ability to attract and retain qualified employees, particularly senior management, systems engineering personnel and sales personnel. The competition for such employees is intense. There can be no assurance that the Company will be successful in attracting or retaining any employees. Any failure by the Company to retain qualified senior management, systems engineering personnel or sales personnel could materially adversely affect the Company's business, operating results, and financial condition. The Company believes that its relationship with its employees is satisfactory.

Item 2. Properties

The Company's corporate headquarters is located in leased facilities aggregating 42,675 square feet located at 23 Madison Road, Fairfield, New Jersey 07004. This facility is comprised of the Company's headquarters as well as one of the Company's two Configuration Centers. In addition to its headquarters building, the Company leases, throughout the United States, approximately 156,703 square feet of space in nine locations for its sales and field operations and configuration centers. The Company believes that it has sufficient space to meet its operating needs.

Item 3. Legal Proceedings

The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on its results of operations or financial position. Other than as described below, the Company is not a party to legal proceedings that individually or in the aggregate are believed to be material to the Company's results of operations or financial condition.

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers under which we would pay damages ranging between $7,000,000 and $8,000,000. In a letter to us dated May 3, 2002, Petsmart proposed settlement offers under which we would pay damages ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. We believe that we have meritorious defenses to the claims and we intend to defend this vigorously. We have further counter-claimed against Petsmart for amounts owing to us under the contract. These amounts have been reserved as part of the allowance for uncollectable accounts. A trial date has been set for August 2003.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2003, the Company held its Annual Meeting of Stockholders for the year ended April 30, 2002 whereby the Company's stockholders (a) elected seven (7) directors (b) approved an amendment to the 2000 Stock Option Plan to increase the number of shares available for issuance under the 2000 Stock Option Plan from three million shares of Common Stock to five million shares of Common Stock and (c) ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ended April 30, 2003. The vote on such matters was as follows:

(a) Election of Directors:
	For	Withheld
Isaac J. Gaon	33,380,914	428,717
William J. Adams, Jr.	33,764,343	45,288
Robert H. Friedman	33,784,744	24,887
David M. Milch	33,757,355	52,276
Walter Grossman	33,792,232	17,399
Mark L. Berenblut	33,783,869	25,762
J. Oliver Maggard	33,745,327	64,304

(b) Approval of the an amendment to the 2000 Stock Option Plan to increase the number of shares available for issuance under the 2000 Stock Option Plan from three million shares of Common Stock to five million shares of Common Stock:
For	Against	Abstain
5,384,465	1,833,910	49,697

(c) Approval of the ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ended April 30, 2003:
For	Against	Abstain
33,806,673	1,500	1,458

Annual Meeting of Stockholders for the Year Ended April 30, 2003

The Company intends to hold its next annual meeting of stockholders for the fiscal year ended April 30, 2003 on October 21, 2003. Stockholder proposals made in accordance with Rule 14a-8 under the Exchange Act and intended to be presented at the Company's annual meeting of stockholders, must be received by the Company at the Company's principal office no later than August 25, 2003 for possible inclusion in the proxy statement for that annual meeting of stockholders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(A) Market Information

The Company's Common Stock is currently traded on the Nasdaq National SmallCap System ("NASDAQ") under the symbol "DATC". The following table sets forth the high and low sale prices on NASDAQ for the periods indicated.

			High	Low
May 1, 2001	-	July 31, 2001	$1.29	$0.43
August 1, 2001	-	October 31, 2001	$0.82	$0.48
November 1, 2001	-	January 31, 2002	$1.31	$0.55
February 1, 2002	-	April 30, 2002	$1.45	$0.83
May 1, 2002	-	July 31, 2002	$0.95	$0.70
August 1, 2002	-	October 31, 2002	$1.30	$0.72
November 1, 2002	-	January 31, 2003	$2.24	$1.11
February 1, 2003	-	April 30, 2003	$1.96	$1.24

(B) Holders

As of June 30, 2003, there were approximately 340 holders of record of the Company's Common Stock.

(C) Dividends

The Company has not paid any cash dividends on its Common Stock since its inception, other than distributions to shareholders in amounts sufficient to reimburse Datatec Industries, Inc. shareholders for Federal (and some state) income tax liabilities arising from Datatec Industries, Inc.'s former status as an "S" Corporation. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any dividends to its shareholders in the foreseeable future. The Company's loan agreements with its primary lender includes a restriction prohibiting the payment of dividends.

For the "Equity Compensation Plan Information" table, please refer to Item 12, which begins on page 80 .

(D) Securities Authorized for Issuance and Recent Sales of Unregistered Securities

Private Placement of Common Stock

On April 23, 2003, the Company raised gross proceeds of $5.0 million in a private placement (the "Offering") of 2,000,000 million units comprised of 4,000,000 shares of its Common Stock, and warrants to purchase 2,000,000 shares of Common Stock. These warrants have an exercise price of $1.625 and expire on April 23, 2007.

The placement agent for the Offering was Fahnestock & Co., Inc. As part of its fee for the Offering, the Company issued to Fahnestock warrants to purchase 480,000 shares of Common Stock at an exercise price of $1.75 and an expiration date of April 23, 2007. In addition, the Company paid Fahnestock placement agent commissions of $325,000.

The Company has also agreed to file a registration statement for the resale of the shares of Common Stock issued in the Offering and the shares of Common Stock underlying the warrants, and to use its commercially reasonable efforts to cause the registration statement to be declared effective within 90 days of the closing. The Company filed such registration statement on May 29, 2003.

The issuance of these shares of Common Stock and the warrants were not registered under the Securities Act of 1933. The Company believes that the issuance of these shares of Common Stock and Warrants are exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 6. Selected Financial Data

The following table sets forth the selected financial data of the Company for the years ended and at April 30, 1999, 2000, 2001, 2002 and 2003.

The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto appearing elsewhere herein.

	For the Fiscal Year Ended April 30,

Consolidated Statement of Operations	1999(a)	2000(a)	2001(a)	2002(a)	2003
(in thousands except share and per share data)
Revenue	$90,019	$93,298	$96,149	$75,299	$125,091
Cost of revenue	62,615	66,388	79,958	51,426	97,886

Gross margin	27,404	26,910	16,193	23,873	27,205
Selling, general and administrative expenses	31,096	27,316	33,232	24,118	22,073

Operating income (loss)	(3,692)	(406)	(17,039)	(245)	5,132
Interest expense	(1,853)	(1,680)	(1,715)	(2,125)	(3,715)

Income (loss) before minority interest	(5,545)	(2,086)	(18,754)	(2,370)	1,417

Minority interest	(315)	--	(682)	(318)	--
Net income (loss)	$ (5,860)	$ (2,086)	$ (19,436)	$ (2,688)	$1,417

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$ (0.20)	$ (0.07)	$ (0.58)	$ (0.08)	$ 0.04

DILUTED	$ (0.20)	$ (0.07)	$ (0.58)	$ (0.08)	$ 0.04

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING - BASIC	29,517,000	31,541,000	33,608,000	35,162,000	36,066,846

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING - DILUTED	29,517,000	31,541,000	33,608,000	35,162,000	36,290,636

BALANCE SHEET DATA

Working capital (deficit)	$ (3,057)	$ 10,351	$ (6,396)(b)	$(3,243)(b)	$1,947
Total assets	37,304	50,796	38,314	35,846	64,727
Total long-term debt	607	226	1,428	2,873	- -
Total stockholders' equity (deficit)	8,975	14,838	(3,629)	3,978	10,908

(a) As retroactively adjusted. See note 2 to the Consolidated Financial Statements included elsewhere herein.
(b) Includes a $3.0 million term loan due in 2003, required under loan agreement to be classified as current.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act. The words, "believe," "expect," "plan", "estimate" and "anticipate" and similar expressions identify forward-looking statements. Prospective and current investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual future results could differ materially from those discussed herein. Such statements reflect the Company's current views, intent and expectations with respect to future events and future financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions provide incorrect, actual results may differ materially from those in the forward-looking statements. Information contained in this Annual Report on Form 10-K, including, without limitation, information contained in this section of the Annual Report on Form 10-K under the heading "Risk Factors" below identify important factors that could cause such differences. The financial data contained in this section is in thousands.

Overview

The Company is in the business of providing rapid and accurate technology deployment services and licensing software tools to support Technology Providers and Enterprises in the delivery of complex IT solutions. Utilizing two (2) regional staging and configuration centers and its own field deployment team of approximately 715 people operating out of 9 offices, the Company conducts multiple simultaneous large-scale deployments for organizations throughout the United States and Canada. The Company believes its consistent, rapid deployment model enables its Enterprise customers to accelerate the assimilation of networking technologies into their organizations and allows its Technology Providers to enhance the absorption of their products in the marketplace.

The Company began utilizing software tools as the main driver of its configuration and integration services when it acquired Computer Aided Software Integration, Inc. ("CASI") in 1996. This acquisition brought with it IW2000, a suite of software tools used in the configuration and integration processes. During fiscal 1999 the Company began expanding its development of software tools to incorporate several new applications in addition to IW2000 and has incorporated them into a new product, eDeploy®. These applications include: Preparation and Design, Configuration and Integration, Deployment Management and Transition and Maintenance. During that year the Company merged the activities of developing, marketing, selling and managing the licensing of its software into its CASI subsidiary. The Company then changed the name of CASI to eDeploy.com, Inc. ("eDeploy.com"). Subsequently, the Company realized that it was more efficient to manage all of its activities under one operating unit. As a result, the activities of eDeploy.com was integrated into the operations of Datatec. The Company fully integrated the application of eDeploy into its operations during the later part of the fiscal year ended April 30, 2001.

Change in Accounting

At the start of fiscal 2003, the Company changed its method of estimating progress toward completion of contracts. Under the Company's previous method, the percentage of direct labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's percentage of completion, while under the new method, the percentage of total costs incurred to date to total estimated costs to be incurred on a project is used to determine a contract's percentage of completion. The change was made to reflect the effect of non-labor charges and to more accurately measure a contract's progress towards completion. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," paragraph 27, the financial statements of prior periods have been adjusted to apply the new method retroactively.

A summary of the significant effects of the accounting change applied retroactively are shown below:
	For the Fiscal Year Ended			For the Fiscal Year Ended
	April 30, 1999			April 30, 2000

	As previously reported	Effect of change in accounting principle	As retroactively adjusted	As previously reported	Effect of change in accounting principle	As retroactively adjusted
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$ 91,799	$ (1,780)	$ 90,019	$ 93,316	$ (18)	$ 93,298
Cost of revenue	64,135	(1,520)	62,615	66,244	144	66,388
Gross margin	27,664	(260)	27,404	27,072	(162)	26,910
Selling, general and administrative expenses	31,096	--	31,096	27,316	--	27,316
Operating income (loss)	(3,432)	(260)	(3,692)	(244)	(162)	(406)
Net loss	(5,600)	(260)	(5,860)	(1,924)	(162)	(2,086)
Net loss per share:
Basic	(0.18)	(0.01)	(0.19)	(0.06)	(0.01)	(0.07)

Consolidated balance sheet data:
Receivables, net	20,218	(1,172)	19,046	21,732	(1,721)	20,011
Prepaid expenses and other current assets	2,620	(487)	2,133	1,936	(663)	1,273
Accrued and other liabilities	7,382	(1,399)	5,983	7,413	(1,962)	5,451
Accumulated deficit	(24,769)	(260)	(25,029)	(26,693)	(422)	(27,115)
Stockholders' equity	9,235	(260)	8,975	15,260	(422)	14,838

	For the Fiscal Year Ended			For the Fiscal Year Ended
	April 30, 2001			April 30, 2002

	As previously reported	Effect of change in accounting principle	As retroactively adjusted	As previously reported	Effect of change in accounting principle	As retroactively adjusted
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$ 94,352	$ 1,797	$ 96,149	$ 70,277	$ 5,022	$ 75,299
Cost of revenue	78,581	1,375	79,956	48,103	3,323	51,426
Gross margin	15,771	422	16,193	22,174	1,699	23,873
Selling, general and administrative expenses	33,232	--	33,232	24,118	--	24,118
Operating loss	(17,461)	422	(17,039)	(1,944)	1,699	(245)
Net loss	(19,858)	422	(19,436)	(4,387)	1,699	(2,688)
Net loss per share:
Basic	(0.59)	0.01	(0.58)	(0.12)	0.04	(0.08)

Consolidated balance sheet data:
Receivables, net	20,024	(2,126)	17,898	17,204	4,598	21,802
Prepaid expenses and other current assets	1,126	(424)	702	4,096	(3,371)	725
Accrued and other liabilities	9,555	(2,550)	7,005	4,172	(472)	3,700
Accumulated deficit	(46,551)	--	(46,551)	(50,938)	1,699	(49,239)
Stockholders' equity (deficit)	(3,629)	--	(3,629)	2,279	1,699	3,978

A summary of the significant effects of the accounting change applied to the Company's restated results can be found in the Company's Annual Report on Form 10-K for the period ended April 30, 2002.

Recent Developments

Subordinated Secured Convertible Debentures. On April 3, 2002, the Company raised $2.0 million (less transaction costs of $0.170 million) which was used for working capital purposes by issuing an aggregate of $2.0 million principal amount of Subordinated Secured Convertible Debentures and Warrants to purchase an aggregate of 270,000 shares of Common Stock at $1.416 per share. At April 30, 2003, $0.6 million of the debentures had been converted into shares of the Company's Common Stock. Subsequent to April 30, 2003, all of the debentures, together with interest, were converted into shares of the Company's Common Stock. The debentures have been converted into a total of 1,755,288 shares of Common Stock. In connection with the issuance of the debentures, the Company was required to register the shares of Common Stock underlying the debentures with the SEC. Although the Company filed the required registration statement with the SEC within the required time period, such registration statement was not declared effective within the required time period and as such, the Company was in default of its registration rights agreement and incurred certain penalties. Consequently, the Company issued an aggregate of 669,794 shares of Common Stock to the investors in exchange for the full cancellation of penalties. On April 1, 2003, the SEC declared the registration statement covering the shares issued to the holders of the debentures effective.

The Company recorded a discount of $582,000 in connection with the issuance of the debentures. The warrants have been valued at approximately $291,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 5.0 years; volatility of 119%, and risk free borrowing rate of 4.405%. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force Issue No. 98-5, an embedded beneficial conversion feature of approximately $291,000 has been recognized as additional paid-in-capital and will be accreted as additional interest expense over the remaining life of the debt. Through April 30, 2003, $504,000 of the above discounts has been accreted. The debentures were secured by all of the Company's assets.

The warrants are exercisable at any time from April 3, 2002 to April 3, 2007 and are not redeemable by the Company. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

Private Placement of Common Stock. On April 28, 2003, we raised $5.0 million in private equity financing (less out-of-pocket transaction costs of approximately $0.425 million) for working capital purposes by selling 4 million shares of our common stock and warrants to purchase an additional 2 million shares of common stock at an exercise price of $1.625 per share. The warrants are exercisable at any time from April 28, 2003 to April 28, 2007. We may redeem the warrants at any time after April 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. We also issued a four-year warrant to purchase 480,000 shares of common stock at an exercise price of $1.75 per share to the placement agent for the financing. These warrants are exercisable at any time from April 28, 2003 to April 28, 2007 and are not redeemable by us. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires us to file a registration statement for the resale of the shares of the common stock issued, as well as the shares underlying the warrants, with the SEC within 45 days of April 28, 2003 and have such registration statement be declared effective within 90 days of April 28, 2003.

Acquisition of Millennium Care. On May 1, 2003, we acquired all of the outstanding equity of Millennium Care Inc., a privately-held help-desk outsourcing company. In connection with the acquisition, we issued 1,546,247 shares of common stock, warrants to purchase an additional 200,000 shares of common stock and employee stock options to purchase 56,490 shares of common stock. The warrants are exercisable at $1.82 per share and are not exercisable before January 31, 2004 or after May 1, 2008. These warrants also require Millennium to achieve a revenue target of CDN$5.4 million for calendar year 2003 in order to become exercisable. We may redeem the warrants at any time after January 31, 2005 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets. The stock options are exercisable at $1.40 per share and were issued to replace Millennium employee options, which were canceled as a result of the acquisition. We have also agreed to issue to the sellers of Millennium additional shares of common stock in the event certain revenue targets are met by Millennium during calendar year 2003 and 2004. If Millennium achieves qualified revenue of over $6 million (Canadian) in calendar year 2003 or $10 million (Canadian) in calendar year 2004, we would be required to issue additional shares of our common stock in an amount equal to 40% of any such excess for calendar year 2003 and 35% of any such excess or calendar year 2004.

Issuance of Subordinated Secured Convertible Notes and Warrants. On July 3, 2003, we issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of our common stock, pursuant to a Note Purchase Agreement by and among the Company and the investors signatory thereto. The investors are six funds managed by the Palladin Group L.P., which also manages two funds that were among our current lenders. The notes are to be repaid by us in ten equal monthly installments beginning on January 1, 2004 and ending on October 1, 2004 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at our option, subject to certain listing and registration requirements relating to the common stock. If we elect to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of our common stock at a conversion price for each share of common stock equal to $1.40. In connection with the financing, we issued to the investors four-year warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $1.3224 per share. The warrants are exercisable at any time from July 3, 2003 to July 3, 2007 and are not redeemable by us. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

We agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the notes and the exercise of the warrants. The registration statement is to be filed with the Securities and Exchange Commission not later than August 3, 2003.

Senior Credit Facility. The Company maintains a credit facility with IBM Credit. At the beginning of fiscal 2003, the credit facility consisted of: (i) a $16 million, three-year revolving credit facility and (ii) a $3 million, three-year term loan, payable in monthly installments of principal and interest. Since the beginning of fiscal 2003, the credit facility has been amended several times.

On April 14, 2003, the credit facility was amended to: (i) extend the credit facility to August 1, 2004 from August 1, 2003; (ii) provide for a maximum availability of $29 million until May 31, 2003, $25 million from June 1, 2003 until December 31, 2003, $20 million from January 1, 2004 until March 31, 2004 and $15 million from April 1, 2004 until August 1, 2004; (iii) lower the interest rate on the facility from prime rate plus 4.25% to prime rate plus 1.75% effective May 1, 2003; (iv) amend certain finance charges and financial covenants (described below); and (v) require the Company to pay off the remaining balance of the $3 million term loan with IBM Credit after the closing of an equity financing. The Company repaid the term loan in full after closing on the $5 million private equity placement in April 2003.

On June 3, 2003, the credit facility was further amended to provide for maximum availability as follows: (i) $25 million from June 1, 2003 until January 14, 2004; (ii) $23 million from January 15, 2004 until March 31, 2004; and (iii) $20 million from April 1, 2004 until August 1, 2004. In addition, IBM Credit agreed to increase the Company's maximum availability from $25,000,000 to $28,000,000 until August 31, 2003, at which time the maximum borrowings under the credit facility available must be reduced to $25,000,000. The Company is required to pay interest at the rate of prime rate plus 4% on any amounts borrowed over $25 million, instead of prime rate plus 1.75%.

The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 25-35% of eligible inventory. The amounts outstanding under the credit facility as of April 30, 2002 and April 30, 2003 were $14.5 million and $28.8 million, respectively, while the amounts outstanding under the term loan as of April 30, 2002 and April 30, 2003 were $3.0 million and $0.0 million, respectively. At times, IBM Credit has allowed the Company to borrow amounts in excess of the maximum allowable. At June 30, 2003, the Company had approximately $27.8 million outstanding under the credit facility.

The following is a summary of the financial covenants currently required by the agreement with IBM Credit as of the last day of the relevant fiscal period:
	Covenant	Covenant Requirement 4/30/03	Covenant Requirement 7/31/03	Covenant Requirement 10/31/03	Covenant Requirement 1/31/04 and thereafter

(i)	Minimum Quarterly Revenue	Equal to or Greater than $23,000,000	Equal to or Greater than $23,000,000	Equal to or Greater than $23,000,000	Equal to or Greater than $25,000,000

(ii)	Net Profit After Tax to Net Revenue	Equal to or Greater than 0.10 percent	Equal to or Greater than 0.10 percent	Equal to or Greater than 0.10 percent	Equal to or Greater than 0.10 percent

(iii)	Tangible Net Worth (Total Assets less Total Liabilities and Goodwill)	Equal to or Greater than $2,500,000	Equal to or Greater than $2,500,000	Equal to or Greater than $2,500,000	Equal to or Greater than $5,000,000

(iv)	Debt Service Ratio (Operating Income to Interest)	Equal to or Greater than 1.25:1.0	Equal to or Greater than 1.25:1.0	Equal to or Greater than 1.25:1.0	Equal to or Greater than 1.75:1.0

(v)	Debt to Equity (Total Debt to Equity)	Equal to or Less than 5.0:1.0	Equal to or Less than 5.0:1.0	Equal to or Less than 5.0:1.0	Equal to or Less than 5.0:1.0

As set forth in the table below, the Company has failed to comply with one or more of the financial covenants of its credit facility for each fiscal quarter beginning in the fiscal quarter ended as of January 31, 2001, through and including the fiscal quarter ended as of April 30, 2003. Consequently, the amounts outstanding under the revolving credit facility and term loan as of April 30, 2002 and 2003 have been classified as current in the Company's consolidated balance sheets. The Company and IBM Credit entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement as of the end of each quarter since January 31, 2001 by which IBM Credit has waived the Company's defaults. The following is a summary of the defaults for each of the quarters referred to above.

Period	Covenant	Requirement	Actual
January 31, 2001	Net Profit to Revenue	Equal to or greater than 0.0%	Net loss
April 30, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(25.5) to 1.0
July 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(4.5) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7%)
	Tangible Net Worth	Equal to or greater than $2.5 million	$ (1.1) million
October 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(22.2) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7%)
	Tangible Net Worth	Equal to or greater than $2.5 million	$ (3.8) million
January 31, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(9.0%)
April 30, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(10.7%)
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	(2.5) to 1.0
July 31, 2002	Annual Revenue to Working Capital	Greater than 5.0 to 1.0 and equal to or less than 25.0 to 1.0	(24.7) to 1.0
	Tangible Net Worth	Equal to or greater than $2.5 million	$2.1 million
October 31, 2002	Annual Revenue to Working Capital	Greater than 5.0 to 1.0 and equal to or less than 25.0 to 1.0	(86.0) to 1.0
January 31, 2003	Annual Revenue to Working Capital	Greater than 5.0 to 1.0 and equal to or less than 25.0 to 1.0	(126.9) to 1
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	0.2 to 1
April 30, 2003	Debt Service Ratio	Equal to or greater than 1.25 to 1.0	(1.73) to 1
	Net Profit to Revenue	Equal to or greater than 0.10 percent	(3.38%)

Critical Accounting Policies and Use of Estimates

Revenue Recognition

The Company's deployment services are generally provided at a fixed contract price pursuant to purchase orders or other agreements with its customers, while its software licensing is done on a "per seat" basis over a specified period of time. Application Service Provider ("ASP") activities are based on usage. Revenue from licensing activity remains immaterial in amount.

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

The Company's cost of deployment services consists of four main categories: labor, materials, project expenses and allocated indirect costs. The Company estimates progress toward completion of its contracts by applying the percentage of total costs incurred to total estimated costs. Direct costs (labor, materials, and project expenses) are charged directly to projects as they are incurred. Indirect costs are then applied to projects, to determine the projects total costs, and a gross margin is then determined. This process enables management to track all costs associated with delivering services to its customers. Project managers and other field supervisors manage and are evaluated, in part, on how projects' actual direct costs compare to their estimated direct costs. Operations management manages and is evaluated, in part, on how projects' actual gross margins compare to targeted gross margins.

Labor consists of salaries and benefits of the Company's field installation force as well as staging and configuration personnel. The materials category includes all materials used in the installation process such as connectors, wall plates, conduits, and data and electrical cable. Project expenses include travel and living expenses for the implementation teams, equipment rentals and other costs that are not labor or materials costs. In addition, indirect costs, such as software amortization, warehouse expense, material handling costs, etc., are allocated to projects on bases, generally direct labor hours, which reflect management's best estimate of absorption of these indirect costs.

.

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

Intangibles

The Company elected to early adopt the provisions of SFAS 142, "Goodwill and Other Intangible Assets" (See Note 1 of Notes to the Consolidated Financial Statements). These provisions require that goodwill no longer be subject to amortization but rather be reviewed periodically for impairment and that other identifiable intangibles be separated and those with finite lives be amortized over their useful lives. Goodwill and intangible assets with indefinite lives must be assessed once a year for impairment, and more frequently if circumstances indicate a possible impairment. Based on its evaluation, which, in part, was based on certain fair value assumptions, the Company determined that there is no impairment to its goodwill and other intangible assets.

Software Development Costs

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

Income Taxes

As of April 30, 2003, the Company had net operating loss carryforwards for Federal tax purposes of approximately $50 million, of which approximately $10 million is subject to separate return year limitations. United States tax rules limit the amount of net operating losses that companies may utilize in any one year in the event of a 5% shareholder having cumulative changes in ownership over a three-year period in excess of 50%. The Company does not believe that it incurred a change of ownership that limits its ability to utilize its net operating loss carryforwards as of April 30, 2003, although ownership changes in future periods may pose limitations on the Company's use of net operating loss carryforwards. No federal tax provision has been recorded against 2003 net income since net operating loss carryforwards will be utilized to reduce any tax obligation to zero. At April 30, 2003 and 2002, the Company determined that it was unlikely that it would realize remaining net operating loss carryforwards, and as such, has provided a full valuation allowance offsetting these carryforwards. The Company's net operating loss carryforwards expire beginning in 2009 through 2022.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

The consolidated statements of operations for the Company (as retroactively adjusted) are summarized below (dollar amounts in thousands):
	April 30, 2001		April 30, 2002		April 30, 2003

	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues

Revenue	$96,149	100.00%	$75,299	100.00%	$125,091	100.00%

Cost of Revenue	79,956	83.2%	51,426	68.3%	97,886	78.3%

Gross Margin	16,193	16.8%	23,873	31.7%	27,205	21.7%

Selling, General & Admin. Expenses	33,232	34.6%	24,118	32.0%	22,073	17.6%

Operating Income (Loss)	(17,039)	(17.7)%	(245)	(0.3)%	5,132	4.1%

Interest Expense	(1,715)	(1.8)%	(2,125)	(2.8)%	(3,715)	3.0%

Income (Loss) before
Minority Interest	(18,754)	(19.5)%	(2,370)	(3.1)%	1,417	1.1%

Minority Interest	(682)	(0.7)%	(318)	(0.4)%	- -	- -

Net Income (Loss)	$(19,436)	(20.2)%	$(2,688)	(3.6)%	$1,417	1.1%

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2003 AND 2002

Revenue

Datatec has a direct and indirect sales strategy. Its direct sales are mainly to "Fortune 2000" customers who have significant numbers of geographically dispersed sites and where the technology being implemented is complex. As such, Retail, Insurance, Hospitality and Financial Services are Datatec's target market segments. These market segments are highly challenging for most small sized integrators, but Datatec's software tools, processes and national operations allow it to operate successfully within these segments. When Datatec adopted an indirect model in 1998 by selling its service offerings through Technology Partners to their clients that fall within Datatec's target market segments, Datatec decided to reduce channel conflict by adopting a "preservation" strategy with its direct accounts and opted to grow its operations primarily through its indirect channel.

Revenue for the year ended April 30, 2003 was $125.1 million compared to $75.3 million for the year ended April 30, 2002, representing an increase of approximately 66.1%. The increase in revenue for the fiscal year ended April 30, 2003 is attributable primarily to: (i) an increase in the work performed for the Company's existing customer base; (ii) long term contract work commencing for several new customers during the first two quarters of 2003; and (iii) the related increases in materials sold, which comprised a greater portion of the Company's total revenue value than in the comparable prior period.

Gross margin. Gross margin for the years ended April 30, 2002 and 2003 were as follows (in thousands):

	For The Years Ended April 30,
	2002 (as retroactively adjusted)	2003

Revenue	$ 75,299	$ 125,091

Cost of revenue:
Direct labor	22,892	50,638
Materials	12,381	22,694
Project expenses	10,487	17,531
Amortization of software development	1,722	1,501
Other indirect costs	3,944	5,522

Total cost of revenue	51,426	97,886

Gross margin	$ 23,873	$ 27,205

Gross margin as a percentage of revenue decreased for the year ended April 30, 2003 from the year ended April 30, 2002 to 22% from 32% while the gross margin dollars increased to $27.2 million from $23.9 million. The Company's gross margins were adversely affected because of the increase in materials sales as a percentage of total sales for the fiscal 2003. Materials typically are sold at gross margins that are lower than the gross margins realized on the service component of revenue. Additionally, the rapid expansion of the Company's field service personnel (715 field personnel at April 30, 2003 compared to 250 field personnel at April 30, 2002), resulted in increased marginal job costs, decreased operating efficiencies and decreased gross profits, while such new employees were being trained prior to being utilized in the field.

Labor costs as a percent of revenue for the years ended April 30, 2003 and 2002 were approximately 41% and 30%, respectively. The increase in direct labor during fiscal 2003 was the result of significant increased hiring that resulted from the Company's additional workload. Materials costs as a percentage of revenue over the same period were approximately 18% and 16%, respectively. The increase in materials costs was directly related to the increase in project revenue attributable to one customer. Project expense costs as a percentage of revenue over the same period were approximately 14% for both years. These costs remained relatively constant as a percentage of revenue generated as the overall components of a typical deployment contract remained unchanged. Occasionally, the materials component of a contract may vary depending upon the deployment requirements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended April 30, 2003 and 2002 were $22.1 million and $24.1 million, respectively, representing a decrease of 8.3%. As a percentage of revenue, selling, general and administrative expenses represented 17.6% of revenue for the year ended April 30, 2003 compared to 32% for the year ended April 30, 2002. The decreases in selling, general and administrative expenses as a percentage of revenue are attributable to cost reduction and austerity programs initiated by the Company in conjunction with its plan to return to sustainable profitability.

Interest expense. Interest expense for the year ended April 30, 2003 was $3.7 million, including $465,000 of non-cash interest relating to the accretion of deferred interest and the beneficial conversion feature related to the Subordinated Secured Convertible Debentures and Warrants, compared to $2.1 million for the year ended April 30, 2002. The increase in interest expense is primarily attributable to the accreted interest in addition to higher average borrowings and borrowing costs.

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2002 AND 2001

Revenue for the year ended April 30, 2002 was $75.3 million compared to $96.1 million for the year ended April 30, 2001, representing a decrease of approximately 21.7%. Deployment Services revenue decreased to $68.3 million in fiscal 2002 from $92.5 million in fiscal 2001, a decrease of 26.2%, while software licensing revenue increased to $2.0 million from $1.9 million for the same period. The decrease in revenue was attributed to the continued slowdown in technology deployment across industries through the quarter ended January 31, 2002, which delayed business decisions until the Company's fourth fiscal quarter. Revenue from Technology Providers decreased 50.9%, going from $47.5 million in 2001 to $23.3 million in 2002, as these companies were severely impacted by the slowdown in technology spending. Revenue from Enterprise customers increased by $0.1 million, going from $46.9 million in 2001 to $47.0 million in fiscal 2002, as the slowdown in technology spending had less of an impact on the retailing sector than on other sectors.

Gross margin. Gross margin for the years ended April 30, 2001 and 2002 were as follows (in thousands):
	For The Years Ended April 30,
	2001	2002
	(as retroactively adjusted)	(as retroactively adjusted)

Revenue	$ 96,149	$ 75,299
Cost of revenue:
Direct labor	34,396	22,892
Materials	18,407	12,381
Project expenses	13,120	10,487
Amortization of software development	1,544	1,722
Other indirect costs	12,489	3,944

Total cost of revenue	79,956	51,426

Gross margin	$ 16,193	$ 23,873

Gross margin as a percentage of revenue increased for the year ended April 30, 2002 from the year ended April 30, 2001 to 32% from 17% while the amount of gross margin increased to $23.9 million from $16.2 million. The increase in gross margin amount was primarily due to an approximate 50% reduction in indirect salary costs during fiscal 2002, a more efficient delivery of services and lower materials costs. These costs were partially offset by a decrease in revenue of approximately $20.9 million for the year ended April 30, 2002 compared to April 20, 2001.

Labor costs as a percent of revenue for the years ended April 30, 2002 and 2001 were approximately 30% and 36%, respectively. The decrease in direct labor during fiscal 2002 was the result of personnel cutbacks started during fiscal 2001 caused by lower revenue. Materials costs as a percentage of revenue over the same periods were approximately 16% and 19%, respectively. The decrease in materials costs was directly related to the decrease in overall revenue. Project expense costs, as a percentage of revenue, remained constant at 14% over the same periods. These costs remained relatively constant as a percentage of revenue generated as the overall components of a typical deployment contract remained unchanged. Occasionally, the materials component of a contract may vary depending upon the deployment requirements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the years ended April 30, 2002 and 2001 were $24.1 million and $33.2 million, respectively, representing a decrease of 27.4%. As a percentage of revenue, selling, general and administrative expenses represented 32% of revenue for the year ended April 30, 2002 compared to 35% for the year ended April 30, 2001. The decrease in selling, general and administrative expenses was due to cost savings programs, primarily personnel reductions, initiated during the fiscal year ended April 30, 2001 but fully realized in the fiscal year ended April 30, 2002.

Interest expense. Interest expense for the year ended April 30, 2002 was $2.1 million, including $38,793 of interest accreted in connection with the Subordinated Secured Convertible Debentures and Warrants, compared to $1.7 million for the year ended April 30, 2001. The increase in interest expense is attributable to higher average borrowings and borrowing costs.

Backlog

Backlog for the Company's services as of June 30, 2001, 2002 and 2003 was approximately $58 million, $52 million and $62 million, respectively. Backlog consists of purchase orders and written agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Changes in Major Balance Sheet Classifications

Current Assets: Current assets for the years ended April 30, 2003 and 2002 amounted to approximately $55.8 million and $25.8 million, respectively. The increase of approximately $30.0 million is the result of a significant increase in accounts receivable and costs and estimated earnings in excess of billings from increased service revenues and an increase of approximately $3.0 million in cash resulting from the Company's April 2003 private placement.

Property and Equipment: Property and equipment for the years ended April 30, 2003 and 2002 amounted to approximately $3.2 million and $3.3 million, respectively. The decrease of approximately $0.1 million reflects purchases of equipment of approximately $2.0 million offset by depreciation and amortization.

Other Assets: Other assets for the years ended April 30, 2003 and 2002 amounted to approximately $3.1 million and $4.2 million, respectively. The decrease of approximately $1.1 million represents the net difference resulting from annual amortization charges that exceed current investments and reflects the decrease in the continued investment in software development as the Company adjusted its spending levels to reflect current business activity.

Current Liabilities: Current liabilities for the years ended April 30, 2003 and 2002 amounted to approximately $53.8 million and $29.0 million, respectively. The increase of approximately $24.8 million is attributable primarily to an increase in short-term borrowings of approximately $11.3 million, an increase in accounts payable of approximately $8.8 million, an increase in accrued liabilities of approximately $2.0 million, and the reclassification of the $1.3 million of Debentures to current liabilities. The increases in short-term borrowings and accounts payable are related to funding requirements for expenditures related to the Company's growth in operating costs resulting from increased revenue arising from scope increases to existing contracts, while the increase in accrued and other liabilities is related to an increase in billings in excess of costs and estimated earnings related to billings on contracts in progress.

Minority Interest: As previously described, minority interest was eliminated during the year ended April 30, 2002 due to the conversion of Cisco's investment in eDeploy.com, Inc. into Common Stock of the Company.

Cash Flow: Cash used in operating activities increased to $9.8 million for the fiscal year ended April 30, 2003 from $4.9 million for the fiscal year ended April 30, 2002. Cash used in operating activities for fiscal 2003 is primarily attributable to increases in costs and estimated earnings in excess of billings and accounts receivable offset by increases in accounts payable and accrued liabilities, while cash used in operating activities for fiscal 2002 is primarily attributable to the net loss for the period and an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable and accrued liabilities.

Cash used in investing activities increased to $3.1 million from $1.0 million for the fiscal year ended April 30, 2003 compared to the fiscal year ended April 30, 2002. The increase resulted from additional investments in equipment for field service personnel and software development costs incurred during fiscal 2003.

Cash provided from financing activities increased by approximately $10.4 million for the fiscal year ended April 30, 2003 to $15.8 million from $5.4 million for the fiscal year ended April 30, 2002. Cash was generated primarily from the sale of Common Stock ($4.4 million, net) and short-term borrowings ($11.3 million) for the fiscal year ended April 30, 2003, while cash generated during the year ended April 30, 2002 primarily arose from the sale of Subordinated Secured Convertible Debentures ($1.8 million, net) and short-term borrowings ($3.6 million).

Liquidity

The net loss of $19.4 million for the fiscal year ended April 30, 2001 and the net loss of $2.7 million for the fiscal year ended April 30, 2002 resulted in a strain on the Company's cash resources. Although the Company took dramatic measures to cut costs, the Company's working capital line is at its maximum allowable level and the average days outstanding of its trade payables have extended beyond normal credit terms granted by vendors.

Although the Company realized net income of $1.4 million for fiscal year ended April 30, 2003 and took dramatic measures to cut costs and to manage cash, it is still experiencing a significant strain on cash resources. The primary reason for the strain on resources is the increased requirements for expenditures for field personnel, job expenses and materials related to the increased revenue. As a result, the working capital financing line regularly remains at or close to its maximum allowable levels and the average days outstanding on trade payables have extended beyond normal credit terms granted by vendors.

Achievement of the Company's fiscal 2004 operating plan, including maintaining adequate capital resources, depends upon the timing of work performed by us on existing projects, our ability to gain and perform work on new projects, our ability to maintain positive relations with our key vendors and our ability to raise permanent capital and replace our current working capital financing line within the timeframe required to meet our spending requirements. Multiple project cancellations, job performance related losses, delays in the timing of work performed by us on existing projects, our inability to gain and perform work on new projects, or our inability to raise permanent capital and replace our current working capital financing line in a timely fashion could have an adverse impact on our liquidity and on our ability to execute our operating plan.

The Company has taken a variety of actions to ensure our continuation as a going concern. A summary of recent events and our completed or planned actions are as follows:
•	Demand for our services has increased dramatically and the backlog of contracted business as of June 30, 2003 was at $62 million.
•	The Company initiated and completed substantial cost saving measures during the fiscal years ended April 30, 2001 and 2002 and now believes it has a cost structure in line with our expected revenue.
•

As a result of the increase in demand for our services and the cost reduction measures initiated over the past two years, we achieved profitability during the fourth quarter of fiscal 2002 and during fiscal 2003. We expect to maintain profitability throughout fiscal 2004.

•	In June 2003, we extended our credit facility with IBM Credit to August 2004 from August 2003 and lowered the interest charges on the debt from prime rate plus 4.25% to prime rate plus 1.75%.
•	In April 2003, the Company raised aggregate gross proceeds of $5.0 million in a private placement of our common stock and warrants. The proceeds were raised for working capital purposes.
•

On July 3, 2003, the Company raised an additional $4.9 million by issuing subordinated secured convertible notes and warrants to one of its existing lender groups. The proceeds are being used to pay down the IBM credit facility and for working capital purposes.

•

Management continues to seek to replace our working capital financing line and raise additional permanent capital to support our growth in business. However, management believes that if it is unable to replace our working capital financing line and raise additional capital, it may not be able to continue as a going concern.

•

The Company was not in compliance with one or more of the financial covenants of our credit facility as of April 30, 2003. The Company and IBM Credit entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement as of April 30, 2003.

IBM Credit, the Company's working capital lender, has notified the Company that it does not intend to renew its working capital line beyond August 2004 (see Note 7 of the Notes to the Consolidated Financial Statements). As a result, the company is seeking replacement financing for its credit facility.

Inflation: In the opinion of management, inflation has not had a material adverse effect on its results of operations.

Seasonality: The Company's business is affected on a seasonal basis to the extent of its activity with the retail sector. As a result, the Company generally generates lower revenue in its third fiscal quarter (November 1 through January 31).

Quarterly fluctuations: The Company's ability to generate revenue is dependent upon obtaining many new projects each year. Period-to-period comparisons between years may not be meaningful or indicative of operating results over a longer period.

Legal Proceedings

On September 22, 2000, Petsmart, Inc. filed a complaint against us in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by our failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers under which we would pay damages ranging between $7,000,000 and $8,000,000. In a letter to us dated May 3, 2002, Petsmart proposed settlement offers under which we would pay damages ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. We believe that we have meritorious defenses to the claims and we intend to defend this vigorously. We have further counter-claimed against Petsmart for amounts owing to us under the contract. These amounts have been reserved as part of the allowance for uncollectable accounts. A trial date has been set for August 2003.

Contractual Obligations and Commercial Commitments

The following is a summary of obligations and commitments to make future payments under short-term borrowings, note due to related party, operating leases and subordinated secured convertible notes (see Notes 7, 10, 13 and 15 to the Consolidated Financial Statements).
	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short-term borrowings	$28,758	$8,758	$20,000
Note due to related party	1,414	1,414
Operating Leases	10,123	1,859	3,008	1,894	3,362
Subordinated Secured Convertible Notes	1,322	1,322

Total Contractual Cash Obligations	$41,617	$13,353	$23,008	$1,894	$3,362

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on May 1, 2002 and based on its evaluation of the carrying value of its long-lived assets, determined that there is no impairment.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending April 30, 2004. The Company does not believe that the adoption of this Statement will not have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair market value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of this interpretation on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company adopted the required disclosure provisions of this interpretation as of April 30, 2003. The adoption of the recognition and measurement provisions of this statement did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not believe that the implementation of this standard will materially impact its consolidated financial position or consolidated results of operations.

Risk Factors

As stated above, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act, including statements regarding our expected financial position, backlog, business and financing plans. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans", "estimate", intends", "predicts" and "anticipate" and similar expressions identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, those matters addressed under this Risk Factor section. All subsequent written and oral forward-looking statements attributable to the Company, its subsidiaries or persons acting on behalf of the Company are expressly qualified in their entirety by the risk factors described below and others which may be subsequently published by the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Because the Company's liquidity has been historically limited and it needs additional financing, our inability to secure such financing could prevent us from satisfying our cash requirements and continuing as a going concern.

As of April 30, 2003, the Company had cash and cash equivalents of $3.0 million. The Company has had a history of limited working capital. The Company anticipates, based on currently proposed plans and assumptions relating to operations, that its existing capital resources will not be sufficient to satisfy our anticipated August 2004 debt payments. As of June 30, 2003, the Company had borrowed the maximum available under its credit facility with IBM Credit. IBM Credit has informed the Company that it is not prepared to extend the credit facility beyond August 2004. There can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. The Company's inability to secure the necessary financing could result in the Company defaulting under its credit facility with IBM Credit. If the Company is unable to raise additional capital or is unable to further renegotiate our credit facility with IBM Credit it may not be able to continue as a going concern.

Prior to the current fiscal year, the Company incurred losses during the previous five fiscal years and we may not maintain profitability.

The Company achieved a net profit of $1.4 million for the fiscal year ended April 30, 2003. However, during the prior five fiscal years we achieved net losses in each year. For fiscal 2002, we recorded a net loss of $2.7 million. We may not generate sufficient revenues to meet our expenses or to operate profitably in the future.

The Company has continuously been in violation of various covenants in our credit facility and cannot guarantee that we will achieve compliance with these covenants, which could result in the immediate acceleration of payment of outstanding borrowings under the credit facility.

On several occasions since January 2001, the Company has been in violation of certain covenants contained in its credit facility. If the Company fails to comply with the loan covenants in the future, the Company's lender could accelerate the entire amount outstanding under our credit facility. In November 2000, the Company's wholly owned subsidiary, Datatec Industries Inc., replaced its existing credit facility with a $21 million credit facility arrangement with IBM Credit Corporation consisting of (i) an $18 million three year revolving credit facility (line of credit) and (ii) a $3 million three year term loan payable in monthly installments of principal and interest. Datatec Industries' obligations under the credit facility are guaranteed by us and certain of our subsidiaries. In January 2001, Datatec Industries was not in compliance with certain covenants of the credit facility. As a result, IBM Credit agreed to amend the credit facility agreement which provided for the following: (a) reduction in the line of credit to $14 million (which was subsequently increased to $16 million on July 25, 2001), (b) revision of the covenants to reflect current business conditions and (c) increase in the interest rates in the revolver and term loans to prime plus 3.0% and 3.5%, respectively. In July 2001, Datatec Industries was again not in compliance with the new covenants in the amended credit facility agreement. As a result, on July 26, 2001, IBM Credit agreed to a second amendment to the credit facility agreement under which IBM Credit waived certain covenants Datatec Industries had previously violated. After again failing to comply with covenants in the amended credit facility, IBM Credit agreed to a third amendment to the credit facility on December 14, 2001. On March 14, 2002, IBM Credit agreed to a fourth amendment to the credit facility whereby IBM Credit waived certain covenants that were violated by Datatec Industries and increased the interest rate on the term loans to prime plus 4.25%. IBM Credit agreed to four more waivers to certain covenants in the credit facility on July 30, 2002, November 5, 2002, March 14, 2003, and July 1, 2003, respectively, for breaches by the Company of financial covenants as of the end of each fiscal quarter of fiscal 2003.

On April 14, 2003 IBM agreed to amend the credit facility to: (i) extend the expiration date of the facility to August 2004 from August 2003; (ii) provide a maximum availability of (a) $29 million until May 31, 2003; (b) $25 million until December 31, 2003; (c) $20 million until March 31, 2004; and (d) $15 million until August 1, 2004; (iii) lower the interest charges to prime plus 1.75% from prime plus 4.25% and (iv) alter certain financial covenants. Finally, on June 11, 2003, IBM agreed to increase borrowings under the credit facility from $25 million to $28 million beginning on June 1, 2003 and ending on August 31, 2003. On August 31, 2003, the maximum borrowings allowable under the credit facility may not exceed $25 million.

On June 3, 2003, the credit facility was further amended to provide for maximum availability as follows: (i) $25 million from June 1, 2003 until January 14, 2004; (ii) $23 million from January 15, 2004 until March 31, 2004; and (iii) $20 million from April 1, 2004 until August 1, 2004. In addition, IBM Credit agreed to increase the Company's maximum availability from $25,000,000 to $28,000,000 until August 31, 2003, at which time the maximum borrowings under the credit facility available must be reduced to $25,000,000. The Company is required to pay interest at the rate of prime rate plus 4% on any amounts borrowed over $25 million, instead of prime rate plus 1.75%.

In view of Datatec Industries' continued failure to comply with the covenants in its credit facility arrangement, no assurance can be given that Datatec Industries will be able to comply with the revised loan covenants in the future. In the event there is a default under the credit facility, the Company may not be able to continue as a going concern.

Current stockholders and potential stockholders may experience immediate dilution with respect to their shares if shares become available for sale as a result of the exercise of outstanding warrants and additional dilution when we raise more capital.

The Company currently has outstanding warrants to purchase an aggregate of 4,298,750 shares of common stock at exercise prices ranging from $0.98 to $1.75. The exercise of any of these warrants may have a dilutive effect on existing stockholders. In addition, in the event the Company raises additional capital, a further dilutive effect may be incurred by stockholders.

The large amount of our total outstanding debt and the Company's obligation to service that debt could divert necessary funds from operations, give an advantage to the Company's competitors and limit the Company's ability to react to market or industry conditions.

As of April 30, 2003, the Company had outstanding debt of approximately $31.6 million. The Company's level of debt and the limitations imposed on the Company by our existing or future debt agreements could have significant consequences on the business and the Company's future prospects, including the following:
•	The Company may not be able to obtain necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes.
•	The Company's less leveraged competitors could have a competitive advantage because they have greater flexibility to utilize their cash flow to improve their operations.
•

The Company could be more vulnerable in the event of a downturn in our business that would leave it less able to take advantage of significant business opportunities and to react to changes in market or industry conditions.

The Company's quarterly results have fluctuated in the past and will likely continue to fluctuate making it difficult to predict revenues and results of operations in the future.

The Company's quarterly operating results have varied in the past, and may vary significantly in the future, depending on factors that include the following:
•	market acceptance of new or enhanced versions of the Company's services;
•	changes in the Company's customer mix and changes in the level of its operating expenses;
•	the gain or loss of significant customers; and
•	personnel changes and economic conditions in general and in the information technology industry in particular.

Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Changes in such factors also make the prediction of revenue and results of operations on a quarterly basis difficult, and performance forecasts derived from such predictions unreliable.

The Company has also experienced large fluctuations in sales from quarter-to-quarter due to substantial sales to customers in the retailing industry. Typically, these customers delay improvements and enhancements during the fourth quarter of the calendar year to avoid costly interruptions during the holiday sales season.

The complex nature and large size of the projects that the Company undertakes could result in lower than expected sales volume for an extended period of time and have a negative impact on the Company's operating results.

Due to the complex nature and large size of implementation projects that the Company is now pursuing, there is a longer lead-time between the initiation of prospective business and the consummation of a transaction, if any. The lead-time between the initiation of a prospective client and the consummation of a transaction is typically approximately nine to twelve months. As such, there are likely to be substantial fluctuations in sales volume from month-to-month and quarter-to-quarter. The fluctuations in the Company's operating results increase the Company's risk of failure, especially given its present level of working capital. As a result, if the Company experiences lower than expected sales volume for an extended period of time, it may have a material adverse effect on our business, financial condition and results of operations.

The Company faces substantial competition in its industry sector from companies that have larger and greater financial, technical and marketing capabilities, which may hinder the Company's ability to compete successfully.

The Company may not be able to successfully compete against current and future competitors, causing it to lose market share. The Company competes with a number of other companies involved in the design, configuration, installation, integration, deployment and servicing of computer networking technologies. The market for such services is highly fragmented, intensely competitive and rapidly changing. Some of the Company's competitors have significantly greater resources and better brand-name recognition than Datatec. In addition, there are relatively low barriers to entry in these markets and new competition may arise either from expansion by established companies or from new emerging companies. Increased competition may result in pressure for price reductions and related reductions in gross margins and market share. In addition to direct competition, we face indirect competition from existing and potential future customers, many of which internally design, integrate and deploy their own technologies for their particular needs, and therefore may be reluctant to use services offered by independent providers such as the Company.

The following are the competitive factors that the Company believes will have a significant effect on its ability to compete successfully:
•

To achieve the Company's goal of larger market share, it must continue to enhance existing services, introduce new service offerings, recruit and train additional deployment and engineering staff, and recruit and train sales and marketing professionals.

•	The Company believes that its ability to increase profit margins depends upon a number of factors both within and beyond its control, including performance, price, quality and breadth of services.

•

The Company believes that its ability to successfully educate prospective customers as to the advantages of its services is vital to the recruitment of companies who internally design, integrate and deploy their own technologies for their particular needs.

The Company depends on strategic alliances and indirect customers to market its services, which account for approximately 35% percent of the Company's revenue. If the Company does not successfully develop and maintain these relationships, its revenue will decrease.

A major part of the Company's growth strategy is to market its services in part through indirect customers and strategic alliances with systems manufacturers, systems integrators, independent software developers/distributors and telecommunications carriers that utilize the Company's services to provide joint solutions to customers. Services marketed through strategic alliances and indirect customers accounted for approximately $44 million of the Company's revenues during the fiscal year ended April 30, 2003. The loss of these strategic alliances and indirect customers would result in a significant decline in revenues. The Company has entered into a non-exclusive agreement with Cisco Systems, Inc., pursuant to which it has agreed to provide implementation services to customers of Cisco. Cisco may terminate its agreement with the Company at any time, with or without cause. Termination of the Cisco agreement, or any similar agreement, may have a material adverse effect on the Company's business, financial condition and results of operations. Because we utilize and will continue to utilize indirect customers and strategic alliances as a significant distribution channel, the Company is subject to the risk that indirect customers or strategic partners will discontinue or decrease their use of the Company's services for reasons unrelated to the quality or price of, or demand for, our services. The Company is also subject to the risk that the demand for products and services sold by indirect customers or strategic partners will decline, which could have a material adverse effect on results of operations.

Because a small number of customers account for a substantial portion of the Company's revenues, the loss of any of these customers could cause the Company's revenues to decline substantially.

During each of the past two fiscal years, sales of our services to a limited number of customers have accounted for a substantial percentage of our total net sales. Our 10 largest customers accounted for approximately 93% of our revenues for the year ended April 30, 2003 and approximately 77% of our revenues for the year ended April 30, 2002. For the years ended April 30, 2003 and April 30, 2002, respectively, one customer accounted for approximately 37% and 30% of revenues. This concentration of customers can cause our net sales and earnings to fluctuate from quarter-to-quarter, based on the requirements of these customers and the timing of delivery of services. Although the particular customers are likely to change from period to period, we believe that large orders from a limited number of customers will continue to account for a substantial portion of our revenues in any fiscal period. In any period, the unexpected loss of or decline in net sales from a major customer, or the failure to generate significant revenues from other customers, could have a material adverse effect on our financial results.

Although the Company has and will continue to disclose backlog for its services, such services could be canceled, reduced or delayed resulting in less than expected revenues.

From time to time, the Company discloses an amount of backlog for its services, which typically consists of purchase orders, written agreements and other oral agreements with customers for which a customer has scheduled the provision of services within the next 12 months. Orders included in backlog may be canceled or rescheduled by customers without penalty. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. Backlog should not be relied upon as indicative of the Company's revenues for any future period.

The Company's ability to sell its products and services and grow its business could be significantly impaired if it lose the services of key personnel.

The Company's success depends in large part upon the abilities of its senior management, including, Isaac Gaon, our Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Gaon or any other member of senior management could have a material adverse effect on the Company's business. Datatec has an employment agreement with Mr. Gaon, which expires on April 30, 2006. The employment agreement may be terminated by Datatec for cause or by Mr. Gaon for good reason. The Company's future success and growth also depends on its ability to continue to attract, motivate and retain highly qualified employees, including those with the technical, managerial, sales and marketing expertise necessary to operate the Company's business. Competition for personnel in the configuration, integration and deployment services industry is intense, and the Company cannot assure you that it will be successful in attracting and retaining such personnel. Departures and additions of key personnel may be disruptive to the Company's business and could have a material adverse effect on its business, financial condition and results of operations.

The Company depends upon unionized labor for the deployment of its services. Any work stoppages or labor disturbances could disrupt the Company's business.

A significant percentage of the Company's deployment force is employed under contracts with the International Brotherhood of Electrical Workers and the International Brotherhood of Electrical Workers Local 3 that expire on December 31, 2004. The Company's union employees are responsible for the deployment of services. Any work stoppages or other labor disturbances could harm our business.

The Company's inability to protect its intellectual property rights could prevent it from selling its services and hinder its financial performance.

Most of the Company's intellectual property consists of proprietary or confidential information that is not subject to patent protection. Existing trade secret laws offer only limited protection. The steps that the Company has taken to protect these proprietary rights may not be adequate to deter misappropriation.

Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that such claims will not be asserted. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject it to significant liabilities, require it to seek licenses from third parties or prevent it from selling the Company's services, any one of which would hinder the Company's financial performance and its ability to compete.

The share price of the Company's Common Stock has historically been volatile. You may be unable to sell the Company's Common Stock on favorable terms to you if this volatility persists.

The market price of our Common Stock is very volatile, with per share closing bids ranging from a low of approximately $.46 to a high of approximately $9.13 over the period from May 1, 2000 to the date of the filing of this Annual Report on Form 10-K. Announcements by the Company or by its competitors of technological or other innovations for new commercial products or services developments concerning propriety rights or governmental regulations, changes in financial estimates by securities analysts, or general conditions in the economy or the market for the Company's services, some of which may be unrelated to the Company's performance and beyond its control, may have a significant effect on the Company's business and on the market price of the Common Stock. Sales of a substantial number of shares by existing security holders could also have an adverse effect on the market price of the Company's Common Stock. The shares of equity of many technology companies have experienced extreme price and volume fluctuations unrelated to the operating performance of those companies.

The Company's business could be harmed if there is no favorable resolution to legal proceedings commenced against it by Petsmart, Inc.

If the Company does not prevail in a lawsuit commenced by Petsmart, Inc. or if it does not enter into a settlement with Petsmart on terms favorable to the Company, its business could be harmed as well as its liquidity. On September 22, 2000, Petsmart filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers under which the Company would pay damages ranging between $7,000,000 and $8,000,000. In a letter to the Company dated May 3, 2002, Petsmart proposed settlement offers under which the Company would pay damages ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. The Company believes that it has meritorious defenses to the claims and the Company intends to defend itself vigorously. The Company has further counter-claimed against Petsmart for amounts owing to it under the contract. These amounts have been reserved as part of the allowance for uncollectable accounts. A trial date has been set for August 2003.

Anti-takeover effects of certain Charter provisions, the Company's Rights Agreement and Delaware law may negatively affect the ability of a potential buyer to purchase all or some of the Company's Common Stock at an otherwise advantageous price, which may limit the price investors are willing to pay for the Common Stock.

The Company's Charter, Rights Agreement (commonly referred to as a "poison pill") and Delaware law contain certain provisions that may have anti-takeover effects which may have a negative effect on the price investors are willing to pay for the Company's Common Stock. The Company's Charter, among other things,

•	prevents stockholders from calling a special meeting of stockholders;
•	prohibits cumulative voting in the election of directors;
•	prohibits stockholder action by written consent; and
•	provides for removal of directors by stockholders only for cause.

Moreover, the Company's Charter authorizes the issuance of a maximum of 4,000,000 shares of preferred stock. Therefore, the rights of the holders of the Common Stock are subject to, and may be adversely affected by, the rights of the holders of the Company's preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have a dilutive effect on the holdings of the Company's current stockholders.

The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, as amended, which restricts certain business combinations with interested stockholders even if such a combination would be beneficial to all stockholders. In general, Section 203 would require a two-thirds vote of stockholders for any business combination (such as a merger or sale of all or substantially all of the Company's assets) between the Company and an "interested stockholder" unless such transaction is approved by a majority of the disinterested directors or meets certain other requirements. These provisions could deprive stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or may otherwise discourage a potential acquirer from attempting to obtain control of the Company.

The Company has adopted a "poison pill" that grants holders of the Common Stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in the takeover attempt and this has the effect of requiring cooperation with the Company's Board of Directors. This may also prevent an increase in the market price of the Company's Common Stock resulting from actual or rumored takeover attempts. The poison pill could also discourage potential acquirers from making unsolicited acquisition bids.

Item 7A. Quantatative and Qualitative Disclosures About Market Risk

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

The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on short-term debt obligations since the majority of the Company's short-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swap and/or similar instruments.

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Trade accounts receivable and payables and accrued expenses. The fair value of these receivables and payables equal their carrying value because of their short maturities.

Revolving Credit Line. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of these debt facilities is believed to be a reasonable estimate of fair value. The fair market value of the Company's short and long-term debt is not contingent upon interest rates.

Interest Rates. The Company is exposed to market risk from changes in the interest rates on a significant portion of its outstanding indebtedness. Certain outstanding balances under the IBM credit facility bear interest at a variable rate based on a margin over Prime. Based on the amount outstanding as at April 30, 2003, a 100 basis point change in interest rates would result in an approximate $290,000 change to the Company's annual interest expense. For fixed rate debt interest rate changes affect the fair market value of such debt, but do not impact the Company's earnings or cash flows. Based on the amount outstanding as of April 30, 2003 and scheduled payments to debtholders, a 10 percent increase in market rates would result in an approximate 1 percent decrease in the fair market value of these obligations. The table below provides information about the Company's debt obligations that are sensitive to changes in interest rates (amounts in thousands).
Facility	Principal	Rate and Payment Terms	Expected Maturity Date	Fair Market Value (1) at Market Rate	Fair Market Value (1) at Adjusted Rate (2)	% Change

Subordinated Secured Convertible Notes	$1,400	5.0% quarterly interest payments beginning on 9/30/02 and continuing until principal is repaid at maturity	7/2/03	$1,401(3)	$1,400	(0%)

Note to former executive officer	$1,414	17.5% monthly interest payments principal due at maturity	4/15/04	$1,554(3)	$1,545	(1%)

1. Fair Market value is calculated by discounting the scheduled cash payments at the market or adjusted rate.

2. Market rate increased by 10%.

3. Commercial and industrial loan rate of 6.81% for moderate risk, 31 to 365-day loans (Federal Reserve Survey of Terms of Business Lending, May 5-9, 2003).

Item 8. Consolidated Financial Statements and Supplementary Data (See Index to

Consolidated Financial Statements

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statements Schedules

Schedules	Page
Schedule II -Valuation and Qualifying Accounts	71

Schedules other than the one listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

of Datatec Systems, Inc. and Subsidiaries

Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of Datatec Systems, Inc. and Subsidiaries (the "Company") as of April 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for estimating progress towards completion of contracts and retroactively adjusted the 2001 and 2002 consolidated financial statements for the change.

New York, New York

July 22, 2003

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)
	April 30,

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 49	$ 3,032
Accounts receivable, net	14,578	27,814
Costs and estimated earnings in excess of billings	7,224	20,727
Inventory	3,176	3,043
Prepaid expenses and other current assets	725	1,150

Total current assets	25,752	55,766
Property and equipment, net	3,259	3,198
Goodwill	2,665	2,665
Other assets	4,170	3,098

Total assets	$35,846	$64,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$17,464	$28,758
Current portion of long-term debt	42	2
Accounts payable	7,789	16,635
Accrued expenses and other current liabilities	3,700	5,688
Subordinated secured convertible debentures (net of unamortized discount of $78 for 2003)	--	1,322
Due to related parties	--	1,414

Total current liabilities	28,995	53,819

Long-Term Debt:
Due to related parties	1,414	--
Other long-term debt	2	--
Subordinated secured convertible debentures (net of unamortized discount of $543 for 2002)	1,457	--

Total Liabilities	31,868	53,819

Commitments and Contingencies	--	--
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value (authorized 75,000,000 shares; issued and outstanding 35,591,000 shares and 41,209,000 shares as of April 30, 2002 and 2003, respectively)	35	41
Additional paid-in capital	53,532	59,040
Accumulated deficit	(49,239)	(47,822)
Accumulated other comprehensive loss	(350)	(351)

Total stockholders' equity	3,978	10,908

Total liabilities and stockholders' equity	$ 35,846	$ 64,727

The accompanying notes are an integral part of these consolidated statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	For the Years Ended April 30,

	2001	2002	2003

Revenue	$ 96,149	$ 75,299	$ 125,091
Cost of revenue	79,956	51,426	97,886

Gross margin	16,193	23,873	27,205
Selling, general and administrative expenses	33,232	24,118	22,073

Operating income (loss)	(17,039)	(245)	5,132
Interest expense	(1,715)	(2,125)	(3,715)

Income (loss) before income taxes and minority interest	(18,754)	(2,370)	1,417
Income taxes	--	--	--
Minority interest	(682)	(318)	--

Net income (loss)	$ (19,436)	$ (2,688)	$ 1,417

Net income (loss) per common share
-Basic	$ (0.58)	$ (0.08)	$ 0.04

-Diluted	$ (0.58)	$ (0.08)	$ 0.04

Weighted Average Common And Common Equivalent Shares Outstanding
-Basic	33,608,000	35,162,000	36,067,000

-Diluted	33,608,000	35,162,000	36,291,000

The accompanying notes are an integral part of these consolidated statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	For the Years Ended April 30,

	2001	2002	2003

Net income (loss)	$(19,436)	$(2,688)	$1,417
Other comprehensive (income) loss - foreign currency translation adjustment	(5)	3	(1)

Comprehensive income (loss)	$(19,441)	$(2,685)	$1,416

The accompanying notes are an integral part of these consolidated statements.
Datatec Systems Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity (Deficit) (IN THOUSANDS)
	Common Stock		Additional	Accumulated	Accumulated	Total
			Paid-in Capital	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Common		Income (Loss)	Equity (Deficit)

Balance at May 1, 2000, as previously reported	33,413	$33	$42,268	$(26,693)	$(348)	$15,260
Effect of change in accounting principle (see Note 2)	--	--	--	(422)	--	(422)

Balance at May 1, 2000, as retroactively adjusted	33,413	33	42,268	(27,115)	(348)	14,838
Exercise of warrants and options	106	--	325	--	--	325
Issuance of common stock under Employee Stock Purchase Plan	235	1	648	--	--	649
Net loss	--	--	--	(19,436)	--	(19,436)
Effect of exchange rate changes	--	--	--	--	(5)	(5)

Balance at April 30, 2001	33,754	34	43,241	(46,551)	(353)	(3,629)
Exercise of warrants and options	405	--	32	--	--	32
Issuance of common stock in connection with Private Placement	1,021	1	9,617	--	--	9,618
Issuance of warrants in connection with Private Placement	--	--	412	--	--	412
Issuance of common stock under Employee Stock Purchase Plan	411		230	--	--	230
Net loss	--	--	--	(2,688)	--	(2,688)
Effect of exchange rate changes	--	--	--	--	3	3

Balance at April 30, 2002	35,591	35	53,532	(49,239)	(350)	3,978

Exercise of warrants and options	55	--	27	--	--	27
Issuance of common stock and warrants in connection with Private Placement	4,000	4	4,272	--	--	4,276
Conversion of debt and issuance of common stock in lieu of cash in connection with interest and penalties on debt financing	1,189	1	929	--	--	930
Issuance of common stock under Employee Stock Purchase Plan	374	1	280	--	--	281
Net income	--	--	--	1,417	--	1,417
Effect of exchange rate changes	--	--	--	--	(1)	(1)

Balance at April 30, 2003	41,209	$41	$59,040	$(47,822)	$(351)	$10,908

The accompanying notes are an integral part of these consolidated statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Years Ended April 30,

	2001	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$ (19,436)	$ (2,688)	$ 1,417
Adjustments to reconcile net income (loss) to net cash used in operating activities-
Depreciation and amortization	5,316	4,274	4,285
Accretion of interest on subordinated notes	82	38	465
Changes in operating assets and liabilities --
(Increase) decrease in accounts receivable, net	2,092	394	(13,236)
(Increase) decrease in costs and estimated earnings in excess of billings	21	(4,295)	(13,503)
(Increase) decrease in inventory	(144)	2,097	133
(Increase) decrease in prepaid expenses and other assets	468	491	(509)
Increase (decrease) in accounts payable and accrued other liabilities	1,816	(5,229)	11,195

Net cash used in operating activities	(9,785)	(4,921)	(9,753)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,406)	(195)	(2,035)
Investment in software development	(2,371)	(817)	(1,033)

Net cash used in investing activities	(4,777)	(1,012)	(3,068)

Cash Flows From Financing Activities:
Net proceeds from short-term borrowings	4,842	3,552	11,294
Payments of indebtedness	(778)	(180)	(42)
Proceeds from subordinated secured convertible debentures	--	2,000
Proceeds from issuances of common stock	973	264	4,750
Cost incurred in connection with issuance of subordinated secured convertible debentures and private placement		(170)	(197)
Payment for conversion of preferred stock	--	(58)	--
Net increase in due to related parties	24	--	--

Net cash provided by financing activities	5,061	5,408	15,805

Net effect of foreign currency translation on cash	(5)	3	(1)

Net (decrease) increase in cash and cash equivalents	(9,506)	(522)	2,983

CASH AND CASH EQUIVALENTS at beginning of year	10,077	571	49

cASH AND CASH EQUIVALENTS at end of year	$571	$49	$3,032

The accompanying notes are an integral part of these consolidated statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

The Company—

Datatec Systems, Inc. and its subsidiaries (the "Company") are in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery and management of complex IT solutions.

During the fiscal year ended April 30, 2000, the Company changed the name of its subsidiary CASI, Inc. to eDeploy.com Inc., ("eDeploy.com"). During the fiscal year ended April 30, 2002, the Company integrated eDeploy.com's activities into Datatec Systems, Inc. eDeploy's activities include developing, marketing and managing the licensing of software tools to support enterprises in the delivery of complex IT solutions (See Note 9).

The net loss of $19.4 million for the fiscal year ended April 30, 2001 and the net loss of $2.7 million for the fiscal year ended April 30, 2002 resulted in a strain on the Company's cash resources. Although the Company realized net income of $1.4 million for fiscal year ended April 30, 2003 and took dramatic measures to cut costs and to manage cash, it is still experiencing a significant strain on cash resources. The primary reason for the strain on resources is the increased requirements for expenditures for field personnel, job expenses and materials related to the increased revenue. As a result, the working capital financing line regularly remains at or close to its maximum allowable levels and the average days outstanding on trade payables have extended beyond normal credit terms granted by vendors.

Achievement of the Company's fiscal 2004 operating plan, including maintaining adequate capital resources, depends upon the timing of work performed on existing projects, ability to gain and perform work on new projects, ability to maintain positive relations with key vendors and the ability to raise permanent capital and replace the current working capital financing line within the timeframe required to meet spending requirements. Multiple project cancellations, job performance related losses, delays in the timing of work performed on existing projects, inability to gain and perform work on new projects, or inability to raise permanent capital and replace the current working capital financing line in a timely fashion could have an adverse impact on the Company's liquidity and on the ability to execute its operating plan.

The Company has taken a variety of actions to ensure continuation as a going concern. A summary of recent events are as follows:
•	In June 2003, the Company extended its credit facility with IBM Credit to August 2004 from August 2003 and lowered the interest charges on the debt from prime rate plus 4.25% to prime rate plus 1.75%.

•	In April 2003, the Company raised aggregate gross proceeds of $5.0 million in a private placement of common stock and warrants. The proceeds were raised for working capital purposes.

•

On July 3, 2003, the Company raised an additional $4.9 million by issuing subordinated secured convertible notes and warrants to one of its existing lender groups. The proceeds are being used to pay down the IBM credit facility and for working capital purposes.

Basis of Presentation—

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On May 1, 2003, the Company purchased 100% of Millennium Care, Inc. which is based in Toronto, Canada. Beginning in fiscal 2004, the acquisition will be accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" (see Note 20).

Use of Estimates—

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

Revenue Recognition—

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

Services from deployment activities are performed primarily under long-term contracts, but may be performed under short-term workorders or time and material arrangements. The Company's typical long-term contract contains multiple elements designed to track the various services required under the arrangement with the customer. These elements are used to identify components of progress billings, but are combined for revenue recognition purposes. The Company recognizes revenue earned under long-term contracts utilizing the percentage of completion method of accounting by measuring total costs incurred to total estimated costs (see Note 2). Under the percentage of completion method of accounting, revenue, costs and gross margin are recognized as work is performed based on the relationship between total costs incurred and total estimated costs.

Contracts are reviewed at least quarterly and, if necessary, revenue, costs and gross margin are adjusted prospectively for revisions in estimated total contract value and total estimated contract costs. Estimated losses are recognized when identified.

Payment milestones differ according to the customer and the type of work performed. Generally, the Company invoices customers and payments are received throughout the deployment process and, in certain cases, in advance of work performed if a substantial amount of up front costs are required. In certain cases payments are received from customers after the completion of site installation. However, revenue and costs are only recognized on long-term contracts to the extent of the contracts' percentage of completion. Costs and estimated earnings in excess of billings, which is classified as a current asset, is recorded for the amount of revenue earned in excess of billings to customers. Accrued costs or deferred revenue is recorded as a current liability for the amount of billings in excess of revenue earned.

Revenue earned under short-term workorders and time and material arrangements is recognized as the work is completed. Billings under these arrangements are typically done when the work is completed.

Revenue from software licensing arrangements is recognized in accordance with Statement of Position ("SOP") No. 97-2, as amended, "Software Revenue Recognition". Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable and collectibility is not probable. Revenue is deferred if such criteria are not met. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Maintenance revenue, if applicable, is negotiated separately and the contract identifies the specific charges related to this service. This revenue is recognized ratably over the contract maintenance period. The Company also recognizes revenue as an Application Service Provider ("ASP"). Under this scenario, the Company does not license the software, but provides access to the software through its hosting activities. For this access, the Company bills its customers and recognizes this revenue over the period of access. Revenue from licensing, maintenance and hosting activities remain immaterial in amount.

Cash and Cash Equivalents—

The Company considers cash equivalents to be all highly liquid investments purchased with an original maturity of three months or less.

Inventory—

Inventory, which is comprised of parts and materials to be installed as part of the Company's deployment services, is stated at the lower of average cost or market. The Company has written down, with charges to cost of revenue, the inventory for the years ended April 30, 2001, 2002 and 2003 in the amounts of $560,000 and $1,189,000 and zero, respectively, to reflect estimated market value.

Property and Equipment, Net—

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives or lease terms of the related assets, whichever is shorter.

Capitalized Software Development Costs—

The Company capitalizes certain computer software costs, including product enhancements, after technological feasibility has been established, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs are amortized using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for the product, or a maximum of three years using the straight-line method beginning when the products are available for general release to customers. Approximately $2,208,000 and $1,274,000 of net capitalized software costs are included in other assets in the accompanying consolidated balance sheets as of April 30, 2002 and 2003, respectively (See Note 6). Amortization expense of capitalized software costs for the years ended April 30, 2001, 2002 and 2003 was $1,544,000, $1,722,000 and $1,501,000, respectively, and is included in project costs. Costs incurred prior to technological feasibility and those incurred for minor enhancements and maintenance have been charged to general and administrative expense as incurred.

Long-Lived Assets—

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in fiscal 2003, with no material impact on its consolidated financial position or consolidated results of operations.

Prior to adopting SFAS No. 144, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The amount of impairment of goodwill would be determined as part of the long-lived asset grouping being evaluated. Impairment losses are recognized when a long-lived asset's carrying amount may not be recoverable. Impairment losses are recognized when a long-lived asset's carrying value exceeds the expected undiscounted future cash flows related to that asset. The amount of the impairment loss is the difference between the carrying value and the fair market value of the asset. The fair market value of the asset is determined based upon discounted cash flows. Due to the losses incurred for the fiscal years ended April 30, 2001 and 2002, the Company has assessed its long-lived assets for impairment. Based on estimated undiscounted future cash flows, the Company believes that there was no impairment of its long-lived assets as of April 30, 2002.

Income Taxes—

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Certain transactions are recorded in the accounts in a period different from that in which these transactions are reported for income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized.

Fair Value of Financial Instruments—

The carrying value of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings, accounts payable, deferred income and the current portion of long-term debt approximate fair value due to the short-term maturities of these instruments. The carrying value of the long-term debt obligations approximate fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

Foreign Currency Translation—

The local currency of the Company's foreign (Canada) subsidiary is its functional currency. Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the current exchange rate. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are a component of accumulated comprehensive loss included in stockholders' equity.

Stock Based Compensation—

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.
For the Years Ended, April 30,
	2001	2002	2003

Net income (loss) as reported	$(19,436)	$(2,688)	$1,417
Total stock-based employee compensation expenses determined under fair value based method for all awards	(1,563)	(3,496)	(339)

Pro forma net income (loss)	$(20,999)	$(6,184)	$1,078

Net income (loss) per share of common stock:
As reported - basic	$(0.58)	$(0.08)	$0.04
As reported - diluted	$(0.58)	$(0.08)	$0.04
Pro forma - basic	$(0.62)	$(0.18)	$0.03
Pro forma - diluted	$(0.62)	$(0.18)	$0.03

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $2.45, $0.60 and $1.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for all periods, expected dividend yield 0% in all periods, average risk free interest rate of 5.6% in 2001, 4.4% in 2002 and 2.9% in 2003 average annualized volatility of 113% for 2001, 113% for 2002 and 66% for 2003.

Internal Use Software—

In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs of computer software developed or obtained for internal use. Approximately $733,000, $770,000 and $688,000 of amortization expense were incurred during the years ended April 30, 2001, 2002 and 2003, respectively, and is included in general, administrative and selling expense. The Company has expensed costs incurred during the preliminary and post implementation phases in the periods in which these costs were incurred.

Comprehensive Loss—

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's component of other comprehensive income (loss) is foreign currency translation adjustments generated from the Company's Canadian subsidiary.

Recent Accounting Pronouncements—

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" (collectively "the Standards"). The Standards require all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, that goodwill is no longer subject to amortization but rather be reviewed periodically for impairment and that other identifiable intangibles be separated and those with finite lives be amortized over their useful lives. Goodwill and intangible assets with indefinite lives must be assessed once a year for impairment, and more frequently if circumstances indicate a possible impairment. The first step of the two-step impairment assessment identifies potential impairment and compares the fair value of the applicable reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The Company elected to early adopt these standards as of May 1, 2001 as permitted and evaluated the carrying value of its goodwill and other intangible assets. Based on its evaluation, the Company determined that there was no impairment to its Goodwill and other intangible assets. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each fiscal year, in conjunction with the Company's annual planning process.

The Company has adopted SFAS No. 142 effective May 1, 2001. Under SFAS No. 142 goodwill is no longer amortized. Amortization expense of goodwill for the fiscal year ended April 30, 2001 was $0.4 million. Amortization expense of internal use software and software development for the fiscal years ended April 30, 2001, 2002 and 2003 was $2.3 million, $2.5 million and $2.2 million, respectively. For fiscal years ending April 30, 2004, 2005 and 2006, the amortization expense relating to these defined intangibles will be approximately $1.0 million, $0.4 million and $0.1 million, respectively. Goodwill and other intangible assets are summarized in the following table (in thousands):
	April 30, 2002		April 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$ 4,370	$ (1,705)	$ 4,370	$ (1,705)
Internal Use Software	3,626	(2,166)	4,113	(2,867)
Software Development Costs	6,303	(4,095)	6,858	(5,584)

Internal use software and software development costs are included in other assets on the accompanying consolidated balance sheets (see Note 6).

As required by SFAS No. 142, the results for the prior year have not been restated to reflect the impact of adopting SFAS No. 142. A reconciliation of net loss as if SFAS No. 142 had been adopted is presented below for the year ended April 30, 2001 (in thousands):
Fiscal year ended
April 30, 2001

Reported net loss	$(19,436)
Add back: Goodwill amortization	437

Adjusted net loss	$(18,999)

Net loss per share - Basic and Diluted
Reported net loss:	$(0.58)
Adjusted net loss:	$(0.58)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets, except for certain obligations of lessees. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2001. This standard, which the Company adopted in fiscal 2003 did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending April 30, 2004. The Company does not believe that adoption of this Statement will have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair market value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company applied the provisions of this interpretation on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company adopted the required disclosure provisions of this interpretation as of April 30, 2003. The adoption of the recognition and measurement provisions of this statement did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The Company does not believe that the implementation of this standard will materially impact its consolidated financial position or consolidated results of operations.

Segment Reporting—

The Company operates its business as one segment, therefore segment information is not presented.

(2) Change In Accounting:

At the start of fiscal 2003, the Company changed its method of estimating progress toward completion of contracts. Under the Company's previous method, the percentage of direct labor incurred to date to total estimated direct labor to be incurred on a project was used to determine a contract's percentage of completion, while under the new method, the percentage of total costs incurred to date to total estimated costs to be incurred on a project is used to determine a contract's percentage of completion. The change was made to reflect the effect of non-labor charges and to more accurately measure a contract's progress towards completion. In accordance with APB No. 20, "Accounting Changes," paragraph 27, the consolidated financial statements of prior periods have been adjusted to apply the new method retroactively.

A summary of the significant effects of the accounting change applied to the Company's results are as follows:

	For the Fiscal Year Ended			For the Fiscal Year Ended
	April 30, 2001			April 30, 2002

	As previously reported	Effect of change in accounting principle	As retroactively adjusted	As previously reported	Effect of change in accounting principle	As retroactively adjusted
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$ 94,352	$ 1,797	$ 96,149	$ 70,277	$ 5,022	$ 75,299
Cost of revenue	78,581	1,375	79,956	48,103	3,323	51,426
Gross margin (loss)	15,771	422	16,193	22,174	1,699	23,873
Selling, general and administrative expenses	33,232	--	33,232	24,118	--	24,118
Operating loss	(17,461)	422	(17,039)	(1,944)	1,699	(245)
Net loss	(19,858)	422	(19,436)	(4,387)	1,699	(2,688)
Net loss per share:
Basic	(0.59)	0.01	(0.58)	(0.12)	0.04	(0.08)

Consolidated balance sheet data:
Receivables, net	20,024	(2,126)	17,898	17,204	4,598	21,802
Prepaid expenses and other current assets	1,126	(424)	702	4,096	(3,371)	725
Accrued and other liabilities	9,555	(2,550)	7,005	4,172	(472)	3,700
Accumulated deficit	(46,551)	--	(46,551)	(50,938)	1,699	(49,239)
Stockholders' equity (deficit)	(3,629)	--	(3,629)	2,279	1,699	3,978

(3) Net Income (Loss) Per Share:

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

In accordance with SFAS No. 128, the following table reconciles net loss and per share amounts used to calculate basic and diluted earnings per share (in thousands):

	For the Years Ended April 30,

	2001	2002	2003

Numerator:
Net income (loss)	$(19,436)	$(2,688)	$1,417

Denominator:
Weighted average Common Shares outstanding
-Basic	33,608	35,162	36,067

-Diluted	33,608	35,162	36,291

Net income (loss) per share
-Basic	$(0.58)	$(0.08)	$0.04

-Diluted	$(0.58)	$(0.08)	$0.04

Outstanding options and warrants totaling 5,335,991, 5,163,672 and 5,142,356, for the fiscal years ended April 30, 2001, 2002 and 2003, respectively, have been excluded from the computation of Diluted EPS, as their inclusion would have been anti-dilutive.

(4) Receivables:

Accounts receivable are comprised of amounts due from customers in connection with services provided by the Company in its normal course of business. Amounts billed are shown separately from unbilled amounts determined under the percentage of completion method of accounting.

	As of April 30,

	2002	2003

	(in thousands)
Billed accounts receivable	$15,257	$28,100
Allowance for doubtful accounts	(679)	(286)

Accounts receivable, net	$14,578	$27,814

(5) Property and Equipment:

The following is a summary of property and equipment:

	As of April 30,

	2002	2003

	(in thousands)
Equipment	$3,706	$5,315
Computer equipment	7,724	8,006
Furniture, fixtures and leasehold improvements	5,472	5,611

	16,902	18,932
Less - Accumulated depreciation and amortization	(13,643)	(15,734)

Property and equipment, net	$ 3,259	$ 3,198

Depreciation and amortization expense for the years ended April 30, 2001, 2002 and 2003 amounted to $2.5 million, $2.2 million, and $2.1 million, respectively.

The estimated useful lives of these assets are:
Equipment	2 to 5 years
Computer Equipment	3 to 5 years
Furniture, Fixtures and Leasehold Improvements	5 to 11 years

(6) Other Assets:

Other assets consist of the following (in thousands):

	As of April 30,
	2002	2003

Internal use software	$3,626	$4,113
Less accumulated amortization	2,166	2,867

Net	1,460	1,246

Software development	6,303	6,858
Less accumulated amortization,	4,095	5,584

Net	2,208	1,274

Security deposits and other	502	578

Total other assets	$4,170	$3,098

Amortization expense of internal use software and software development for the years ended April 30, 2001, 2002 and 2003 amounted to $2.3 million, $2.5 million and $2.2 million, respectively.

(7) Short-term Borrowings:

The Company maintains a credit facility with IBM Credit. At the beginning of fiscal 2003, the credit facility consisted of: (i) a $16 million, three-year revolving credit facility and (ii) a $3 million, three-year term loan, payable in monthly installments of principal and interest. During fiscal 2003, the credit facility was amended several times.

On April 14, 2003, the credit facility was amended to: (i) extend the credit facility to August 1, 2004 from August 1, 2003; (ii) provide for a maximum availability of $29 million until May 31, 2003, $25 million from June 1, 2003 until December 31, 2003, $20 million from January 1, 2004 until March 31, 2004 and $15 million from April 1, 2004 until August 1, 2004; (iii) lower the interest rate on the facility from prime plus 4.25% to prime rate plus 1.75% effective May 1, 2003; (iv) amend certain finance charges and financial covenants (described below); and (v) require the Company to pay off the remaining balance of the $3 million term loan with IBM Credit after the closing of an equity financing. The Company repaid the term loan after closing on the $5 million private equity placement in April 2003 (see Note 11).

On June 3, 2003, the credit facility was further amended to provide for a maximum availability as follows: (i) $25 million from June 1, 2003 until January 14, 2004; (ii) $23 million from January 15, 2004 until March 31, 2004; and (iii) $20 million from April 1, 2004 until August 1, 2004. In addition, IBM Credit agreed to increase the Company's maximum availability from $25,000,000 to $28,000,000 until August 31, 2003, at which time the maximum borrowings under the credit facility available must be reduced to $25,000,000. The Company is required to pay interest at the rate of prime rate plus 4% on any amounts borrowed over $25 million, instead of prime rate plus 1.75%.

The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 25-35% of eligible inventory. The amounts outstanding under the credit facility as of April 30, 2002 and April 30, 2003 were $14.5 million and $28.8 million, respectively, while the amounts outstanding under the term loan as of April 30, 2002 and April 30, 2003 were $3.0 million and zero, respectively. At times, IBM Credit has allowed the Company to borrow amounts in excess of our maximum allowable.

As set forth in the table below, the Company has failed to comply with one or more of the financial covenants of its credit facility for each fiscal quarter beginning in the fiscal quarter ended as of January 31, 2001, through and including the fiscal quarter ended as of April 30, 2003. The Company and IBM Credit Corporation entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement as of the end of each of these quarters by which IBM Credit has waived the Company's defaults. The amounts outstanding under the revolving credit facility and term loan as of April 30, 2002 and 2003 have been classified as current in the Company's consolidated balance sheets. The following is a summary of the covenant violations for each of the quarters referred to above.
Period	Covenant	Requirement	Actual
Jan 31, 2001	Net Profit to Revenue	Equal to or greater than 0.0%	Net loss
Apr 30, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(25.5) to 1.0
Jul 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(4.5) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7)%
	Tangible Net Worth	Equal to or greater than $2.5 million	$(1.1) million
Oct 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(22.2) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7)%
	Tangible Net Worth	Equal to or greater than $2.5 million	$(3.8) million
Jan 31, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(9.0)%
Apr 30, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(10.7)%
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	(2.5) to 1.0
July 31, 2002	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(24.7) to 1.0
	Tangible Net Worth	Equal to or greater than $2.5 million	$2.1 million
Oct 31, 2002	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(86.0) to 1.0
Jan 31, 2003	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(126.9) to 1.0
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	0.20 to 1.0
April 30, 2003	Debt Service Ratio	Equal to or greater than 1.25 to 1.0	(1.73) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.10 percent	(3.38%)

IBM Credit, the Company's working capital lender, has notified the Company that it does not intend to renew its working capital line beyond August 2004. As a result, the Company is seeking replacement financing for its credit facility.

(8) Accrued and Other Liabilities:

Accrued and other liabilities consist of:

	As of April 30,

	2002	2003

	(in thousands)
Accrued payroll and related costs	$1,946	$3,463
Taxes, interest and other	1,685	2,225
Deferred revenue under percentage of completion	69	--

Total accrued and other liabilities	$3,700	$5,688

(9) eDeploy.com Inc.:

On November 2, 2001, the Company acquired 100,000 shares of Series A Preferred Stock of eDeploy.com, Inc. (the "Shares"), a wholly-owned subsidiary ("eDeploy.com"), held by Cisco Systems, Inc. ("Cisco") through an exchange of 1,021,382 shares of the Company's common stock. Dividends payable to Cisco during the period it held the 100,000 shares of Series A Preferred Stock of eDeploy.com, Inc. are included in accrued and other liabilities and annual dividends, recorded prior to the exchange, are reflected as minority interest in the statements of operations.

(10) Subordinated Secured Convertible Debentures:

On April 3, 2002, the Company raised $2.0 million (less transaction costs of $0.170 million) to be used for working capital purposes by issuing an aggregate of $2.0 million principal amount of Subordinated Secured Convertible Debentures and Warrants to purchase an aggregate of 270,000 shares of the Company's common stock at $1.416 per share. The debentures matured on July 2, 2003 and had an interest rate of 5% per annum. Interest was due quarterly on March 31, June 30, September 30, and December 31 of each year (with the first interest payment due and payable on September 30, 2002) and was paid in cash or Common Stock, at the Company's option. The Company recorded a discount of $582,000 in connection with the issuance of the Debentures. The warrants have been valued at approximately $291,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 5.0 years; volatility of 119 percent; risk free borrowing rate of 4.405 percent. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force No. 98-5, an embedded beneficial conversion feature of approximately $291,000 has been recognized as additional paid-in-capital and will be accreted as additional interest expense over the remaining life of the debt. Through April 30, 2003, $504,000 of the above discounts has been accreted.

The warrants are exercisable at any time from April 3, 2002 to April 3, 2007 and are not redeemable by the Company. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

At April 30, 2003, $0.6 million of the Debentures had been converted into 518,517 shares of the Company's Common Stock. Subsequently, and prior to the maturity date of the Debentures, all of the remaining Debentures have been converted into an additional 1,236,771 shares of the Company's Common Stock.

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

Although the Company filed the required registration statement with the Securities and Exchange Commission within the required time period, such registration statement had not been declared effective prior to July 2, 2002, as a result, the company incurred the penalties described above. The Company issued an aggregate 669,794 shares of common stock to the investors of the Debentures to satisfy the penalties in full, which amounted to $613,927.

(11) Stockholders Equity:

Warrants—

The following table is a summary and status of warrants issued by the Company:

	Outstanding Warrants

	Number of Warrants	Weighted Average Exercise Price

Balance, May 1, 2000	690,000	$5.50
Cancellations	(90,000)	$6.29

Balance, April 30, 2001	600,000	$5.38
Grants	360,000	$1.40
Cancellations	(525,000)	$5.25

Balance, April 30, 2002	435,000	$2.48
Grants	2,480,000	$1.65
Cancellations	(75,000)	$6.29

Balance, April 30, 2003	2,840,000	$1.62

			Outstanding Warrants

Range of Exercise Prices	Number of Warrants	Warrants Exercisable	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.98 - $1.75	2,840,000	2,840,000	3.99	$1.62

Private Placement of Common Stock. On April 28, 2003, we raised $5.0 million in private equity financing (less out-of-pocket transaction costs of approximately $0.425 million) for working capital purposes by selling 4 million shares of our common stock and warrants to purchase an additional 2 million shares of common stock at an exercise price of $1.625 per share. The warrants are exercisable at any time from April 28, 2003 to April 28, 2007. We may redeem the warrants at any time after April 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. We also issued a four-year warrant to purchase 480,000 shares of common stock at an exercise price of $1.75 per share to the placement agent for the financing. These warrants are exercisable at any time from April 28, 2003 to April 28, 2007 and are not redeemable by us. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires us to file a registration statement for the resale of the shares of the common stock issued, as well as the shares underlying the warrants, with the SEC within 45 days of April 28, 2003 and have such registration statement be declared effective within 90 days of April 28, 2003.

(12) Income Taxes:

The following indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the Company's effective tax rate for the years ended April 30:
	For The Year Ended April 30,

	2001	2002	2003

U.S. Federal statutory tax rate	(34.0%)	(34.0%)	34.0%
State and foreign income taxes	(6.0%)	(6.0)%	6.0%
Valuation allowance on deferred tax asset	40.0%	40.0%	(40.0%)

Effective tax rate	--	--	--

Deferred income taxes result primarily from temporary differences in the recognition of expenses for tax and financial reporting purposes. Deferred income taxes consisted of the following:
	As of April 30,
	2002	2003

Deferred tax asset:
Net operating loss carryforwards	$21,343	$19,967
Allowance for doubtful accounts	272	114
Inventory reserve	716	802
Revenue recognition	525	525
Other	900	65

Total deferred tax asset	23,756	21,474
Deferred tax liability:
Depreciation	(307)	(4)

Net deferred tax asset	23,449	21,470
Valuation allowance	(23,449)	(21,470)

Net deferred tax asset	$ --	$ --

As of April 30, 2003, the Company had net operating loss carryforwards for Federal tax purposes of approximately $50 million, of which approximately $10 million is subject to separate return year limitations. United States tax rules limit the amount of net operating losses that companies may utilize in any one year in the event of a 5% shareholder having cumulative changes in ownership over a three-year period in excess of 50%. The Company does not believe that it incurred a change of ownership that limits its ability to utilize its net operating loss carryforwards as of April 30, 2003, although ownership changes in future periods may pose limitations on the Company's use of net operating loss carryforwards. No federal tax provision has been recorded against 2003 net income since net operating loss carryforwards will be utilized to reduce any tax obligation to zero. At April 30, 2003 and 2002, the Company determined that it was unlikely that it would realize remaining net operating loss carry forwards, and as such, has provided a full valuation allowance offsetting these carryforwards. The Company's net operating loss carry forwards expire between 2009 through 2022.

(13) Due to Related Party:

The Company owes a former executive officer $1,414,000. The original note, which bore an annual interest rate of 12.5%, was renegotiated on April 15, 2001. Under the new terms, the maturity date was extended to April 15, 2004, principal payments are not due until maturity, the interest rate was reset at 17.5% per annum and interest payments are due monthly. The note is subordinated to the working capital line and term loan with IBM Credit, the Company's primary lender.

(14) Incentive Plans:

At April 30, 2003, the Company had several stock-based incentive plans, including an employee stock purchase plan, which are described below. The Company applies APB Opinion No. 25 for its plans. Accordingly, no compensation cost has been recognized for the stock-based incentive plans, because the exercise price equaled the fair value on the date of grant for all options granted.

Common Stock Options—

The 1990 Stock Option Plan (the "1990 Plan") provides for grants of 1,500,000 common stock options to employees, directors, and consultants to purchase common stock at a price at least equal to 100% of the fair market value of such shares on the grant date. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of the share on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the vesting period's range from 2 to 4 years. Options granted under this plan during the year ended April 30, 2001 was 47,750 and no options were granted under this plan during the years ended April 30, 2002 and 2003. As of April 30, 2003, 133,127 shares remain reserved for future issuance under the 1990 Plan.

The 1993 Consultant Stock Option Plan (the "1993 Plan") provides for grants of 30,000 shares of common stock to selected persons who provide consulting and advisory services to the Company at a price at least equal to 100% of the fair market value of such shares on the grant date, as determined by the Board of Directors. The exercise price of any options granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company ("10% shareholder"), shall be at least equal to 110% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term (5 years for 10% shareholders) and the Board of Directors determines the vesting periods. During the year ended April 30, 2001, 2002 and 2003, there were no options granted under this plan. As of April 30, 2003, 4,000 shares remain reserved for future issuance under the 1993 Plan.

The 1995 Directors Stock Option Plan (the "Directors Plan") provides for grants of 500,000 shares of Common Stock at exercise prices equal to the average closing price of the shares for the six trading days prior to the grant date. All members of the Board of Directors who are not employees of the Company ("Eligible Directors") are eligible to receive grants of options. Each Eligible Director is granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director is elected to the Board of Directors, and will be granted another option to purchase 24,000 shares of Common Stock annually thereafter so long as he remains an Eligible Director. Generally, each option vests ratably over a three-year period provided such individual continues to serve as Director of the Company. No options were granted under this plan during the years ended April 30, 2001, 2002 and 2003. As of April 30, 2003, 236,000 shares remain reserved for future issuance under the Directors Plan.

The 1996 Employee and Consultant Stock Option Plan (the "1996 Plan") provides for grants of 2,000,000 shares of common stock to employees and consultants to purchase common stock at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term and the Board of Directors determines the vesting periods. No options were granted under this plan during the years ended April 30, 2001, 2002 and 2003. As of April 30, 2003, 354,037 shares remain reserved for future issuance under the 1996 Plan.

The Senior Executive Stock Option Plan (the "Executive Plan") provides for grants of 560,000 shares of common stock to senior executive officers of the Company at exercise prices and vesting periods as determined by the Board of Directors at the time of grant. During the years ended April 30, 2002 and 2003, there were no options granted under this plan. As of April 30, 2003, 200,000 shares remain reserved for future issuance under the Executive Plan.

The 1996 Stock Option Conversion Plan (the "Conversion Plan") was primarily established to replace stock options previously granted by the Company's subsidiary, Datatec Industries, Inc., with Company options on the same terms as indicated in the merger agreement. The Conversion Plan provides for grants of 470,422 shares of common stock. No options were granted under this plan during the years ended April 30, 2001, 2002 and 2003. As of April 30, 2003, 64,560 shares remain reserved for future issuance under the Conversion Plan.

The 2000 Stock Option Plan (the "2000 Plan") provides for grants of 5,000,000 shares of common stock to employees, directors, consultants and advisors at a price equal to 100% of the fair market value of such shares on the grant date. The options are granted for no more than a 10-year term and the Board of Directors determines the vesting periods. During the years ended April 30, 2001, 2002 and 2003, 2,017,771, 600,834 and 495,000 options, respectively, were granted under this plan. As of April 30, 2003, 461,619 shares remain reserved for future issuance. On May 1, 2003, the stockholders of the Company approved an amendment to the 2000 Plan to increase the number of shares of Common Stock issuable under the Plan by 2,000,000 shares.

Summary of the status of stock option activity follows:
	Outstanding Options

	Options Available for Future Grants	Number Of Shares	Weighted Average Exercise Price

Balance as of May 1, 2000	3,399,422	3,449,606	$3.59
Grants	(2,033,071)	2,033,071	$3.20
Exercises	--	(106,316)	$3.07
Cancellations	422,719	(422,719)	$3.47

Balance as of April 30, 2001	1,789,070	4,953,642	$3.47
Grants	(605,334)	605,334	$0.73
Exercises	--	(405,578)	$0.08
Cancellations	446,042	(446,042)	$3.45
Expired	(2,163)	--	$0.05

Balance as of April 30, 2002	1,627,615	4,707,356	$3.41
Grants	(495,000)	495,000	$1.18
Exercises	--	(55,085)	$0.73
Cancellations	641,191	(641,191)	$5.53

Balance as of April 30, 2003	1,773,806	4,506,080	$2.90

Options exercisable at April 30, 2003		4,001,556	$3.01

		Outstanding Options

Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$.005 - $0.99	626,499	8.64	$0.73
$1.00 - $1.99	743,209	6.95	$1.42
$2.00 - $2.99	542,276	4.48	$2.62
$3.00 - $3.99	1,374,947	6.21	$3.17
$4.00 - $4.99	1,000,668	3.96	$4.02
>$4.99	218,481	6.41	$7.98

Total	4,506,080		$2.90

Range of Exercise Prices	Exercisable Options Number of Shares	Exercisable Options Weighted Average Exercise Price

$.005 - $0.99	429,497	$0.73
$1.00 - $1.99	548,542	$1.36
$2.00 - $2.99	542,276	$2.62
$3.00 - $3.99	1,295,425	$3.18
$4.00 - $4.99	1,000,668	$4.02
>$4.99	185,148	$7.78

Total	4,001,556	$3.01

Employee Stock Purchase Plan—

During fiscal 1999, the Company implemented an employee stock purchase plan (the "stock plan") whereby eligible employees, as defined, may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing market price on the first or last trading day of the stock plan's quarter. A total of 1,750,000 shares of common stock have been reserved for issuance under the plan. During the years ended April 30, 2001, 2002 and 2003, the Company issued 229,000, 415,000 and 374,000 shares, respectively, of common stock to participants of the stock plan. As of April 30, 2003, 354,000 shares are available for issuance under the stock plan.

Retirement Plan—

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

(15) Commitments and Contingencies:

The Company leases offices and staging and configuration facilities in addition to certain office equipment throughout the United States and Canada. The minimum annual rentals for future years are as follows:

Fiscal Years Ending April 30,	Amount

2004	$1,859
2005	1,568
2006	1,440
2007	1,111
2008	783
Thereafter	3,362

Total	$10,123

Rent expense was $2,819,000, $2,700,000 and $2,523,000 for the years ended April 30, 2001, 2002 and 2003, respectively.

The Company has entered into employment agreements with three key employees. These agreements provide for an aggregate annual salary of $875,000. The Chief Executive Officer's employment agreement expires in May 2006 and although the other key employees are at will agreements; they both contain six month severance provisions.

The Company, from time to time, is involved in routine litigation and various legal matters in the ordinary course of business. The Company does not expect that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial position or consolidated results of operations.

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers ranging between $7,000,000 and $8,000,000. In a letter to the Company dated May 3, 2002, Petsmart proposed settlement offers ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. The Company believes that it has meritorious defenses to the claims and it intends to defend this vigorously. Datatec has further counter-claimed against Petsmart for amounts owing to the Company under the contract. These amounts have been reserved as part of the allowance for uncollectable accounts. A trial date has been set for August 2003.

(16) Concentrations of Credit Risk:

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. At April 30, 2002 and 2003, the Company's customers were within the United States.

For the year ended April 30, 2003, two customers accounted for approximately 37% and 28% of revenues. For the year ended April 30, 2002, one customer accounted for 33% of revenues. For the year ended April 30, 2001, two customers accounted for 27% and 21% of revenues.

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

(18) Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

	2001	2002	2003

Exchange of minority interest for common stock	$ --	$9,618,000	$ --
Issuance of warrants in connection with subordinated secured convertible debentures	$ --	$ 291,000	$960,650
Beneficial conversion feature in connection with subordinated secured convertible debentures	$ --	$ 291,000	$ --
Conversion of debt and issuance of common stock in lieu of cash	$ --	$ --	$930,000

Cash paid during the year for:
	2001	2002	2003

Interest	$1,495,000	$ 1,912,000	$2,754,000
Income taxes	$ 149,000	$ 52,000	$ --

(19) Selected Quarterly Financial Data (Unaudited):

The Company's quarterly results for each of the quarterly periods in fiscal 2001 and 2002 have been retroactively adjusted to reflect the effect of the Company's change in the method of determining percentage of completion (see Note 2). A summary of quarterly financial information for fiscal 2001, 2002 and 2003 is as follows (in thousands, except per share data):
	Retroactively Adjusted Year Ended April 30, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$24,046	$33,276	$20,561	$18,266
Gross margin (loss)	5,818	9,264	(718)	1,829
Net income (loss)	(1,315)	1,303	(10,769)	(8,655)
Basic income (loss) per share	(0.04)	0.04	(0.32)	(0.26)
Diluted income (loss) per share	(0.03)	0.03	(0.28)	(0.22)
	Retroactively Adjusted Year Ended April 30, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$18,063	$19,598	$16,237	$21,401
Gross margin	5,747	6,509	3,827	7,790
Net income (loss)	(1,185)	(62)	(2,013)	572
Basic income (loss) per share	(0.04)	0.00	(0.06)	0.02
Diluted income (loss) per share	(0.03)	0.00	(0.05)	0.01

	Year Ended April 30, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$23,072	$33,203	$35,275	$33,541
Gross margin	6,526	7,758	7,009	5,912
Net income (loss)	732	1,617	201	(1,133)
Basic income (loss) per share	0.02	0.05	0.01	(0.03)
Diluted income (loss) per share	0.02	0.04	0.00	(0.03)

(20) Subsequent Events

Acquisition of Millennium Care, Inc. On May 1, 2003, the Company acquired 100% of a privately-held provider of help desk outsourcing and related technologies. Pursuant to the stock purchase agreement, the Company issued 1,546,247 shares of common stock, warrants to purchase 200,000 shares of common stock and employee stock options to purchase 56,490 shares of common stock in exchange for all of the outstanding equity of Millennium. In addition, the Company has agreed to issue to the sellers of Millennium additional shares of common stock in the event certain revenue targets are met by Millennium during calendar years 2003 and 2004. If Millennium achieves qualified (as defined) revenue of over $6 million (Canadian) in calendar 2003 or $10 million (Canadian) in calendar year 2004, the Company would be required to issue additional shares of common stock in an amount equal to 40% of any such excess for calendar year 2003 and 35% of any such excess for calendar year 2004. The warrants are exercisable at $1.82 per share and are not exercisable before January 31, 2004 or after May 1, 2008. These warrants also require Millennium to achieve a revenue target of $5.4 million (Canadian) for calendar year 2003 in order to become exercisable. The Company may redeem the warrants at any time after January 31, 2005 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets. The stock options are exercisable at $1.40 per share and were issued to replace Millennium employee options, which were canceled as a result of the acquisition.

The Company has not completed its assessment of the fair values of the assets acquired and liabilities assumed. Beginning in fiscal 2004, the Company will account for the acquisition of Millennium using the purchase method of accounting under SFAS No. 141, "Business Combinations".

Issuance of Subordinated Secured Convertible Notes and Warrants. On July 3, 2003, we issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of our common stock, pursuant to a Note Purchase Agreement by and among the Company and the investors signatory thereto. The investors are six funds managed by the Palladin Group L.P., which also manages two funds that were among our current lenders. The notes are to be repaid by us in ten equal monthly installments beginning on January 1, 2004 and ending on October 1, 2004 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at our option, subject to certain listing and registration requirements relating to the common stock. If we elect to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of our common stock at a conversion price for each share of common stock equal to $1.40. In connection with the financing, we issued to the investors four-year warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $1.3224 per share. The warrants are exercisable at any time from July 3, 2003 to July 3, 2007 and are not redeemable by us. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

We agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the notes and the exercise of the warrants. The registration statement is to be filed with the Securities and Exchange Commission not later than August 3, 2003.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II, Valuation and Qualifying Accounts
	Balance, beginning of period	Charges to cost and expenses	Deductions (a)	Balance, end of period

Year ended April 30, 2003
Allowance for doubtful accounts	$679,000	$100,000	$(493,000)	$286,000

Year ended April 30, 2002
Allowance for doubtful accounts	$572,000	$226,000	$(119,000)	$679,000

Year ended April 30, 2001
Allowance for doubtful accounts	$235,000	$608,000	$ (271,000)	$ 572,000

.

(a) Represents the net of write-off and recovery of uncollectable accounts.

Item 10. Directors and Executive Officers of Registrant

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:
Name	Age	Position with the Company
Isaac J. Gaon	54	Chairman of the Board and Chief Executive Officer
Raymond R. Koch	58	Chief Operating Officer
Mark J. Hirschhorn	39	Chief Financial Officer
David M. Milch	48	Director
William J. Adams, Jr.	54	Director
Robert H. Friedman	50	Director
Walter Grossman	59	Director
Mark L. Berenblut	47	Director
J. Oliver Maggard	48	Director

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

Raymond R. Koch, Chief Operating Officer, joined the Company in July 2001. From April 2000 to December 2000, Mr. Koch was President and Chief Operating Officer for Nua Limited, Dublin, Ireland, an Internet software development and e-learning organization. From 1989 to 2000, Mr. Koch held several senior executive positions with the Company and its subsidiary Datatec Industries, Inc. as follows: Chief Operating Officer and Executive Vice President of the Company from 1996 to 2000; President and Chief Operating Officer of Datatec Industries from 1994 to 1996; President of Datatec Industries from 1991 to 1994; and Executive Vice President of Datatec Industries from 1989 to 1991.

Mark J. Hirschhorn, Chief Financial Officer, joined us in March 2003. From March 2001 to October 2002, Mr. Hirschhorn was Vice President and Chief Financial Officer of Radianz, Ltd.; from July 2000 to March 2001, Mr. Hirschhorn was Vice President and Chief Financial Officer of Skyauction.com, Inc.; from April 1999 to June 2000, Mr. Hirschhorn was Vice President and Chief Financial Officer of Deltathree, Inc.; and from January 1996 to April 1999, Mr. Hirschhorn was Vice President and Global Controller for RSL Communications, Ltd. Mr. Hirschhorn, a certified public accountant, began his career with Deloitte and Touche LLP in New York.

Dr. David M. Milch, Director since October 1996, has been a director and principal since 1983 of Bermil Industries Corporation, a closely held diversified company owned by the Milch family involved in the manufacture, sale, financing, and distribution of capital equipment, and in real estate development. Dr. Milch is also the sole stockholder of Davco Consultants, Inc., a corporation that he founded in 1989 for the purpose of identifying, advising, and investing in emerging growth technologies.

William J. Adams, Jr., Director since April 2000, has served as the President of WhiteSpace, Inc., a consulting firm specializing in marketing techniques for technology-based firms, since he founded such firm in February 1998. Prior to that time and since January 1994, Mr. Adams served as the President of Infosource, Inc., an information technology consulting firm that he also founded. From November 1996 to February 1998, Mr. Adams held several management positions with Perot Systems Corp., a consulting systems integrator.

Robert H. Friedman, Director since August 1994, has been a partner with Olshan Grundman Frome Rosenzweig & Wolosky LLP, a New York City law firm, since August 1992. Prior to that time and since September 1983 he was with Cahill Gordon & Reindel, also a New York City law firm. Mr. Friedman specializes in corporate and securities law matters. Mr. Friedman is also a member of the faculty of the Practicing Law Institute.

Walter Grossman, Director since May 2001, is also Chairman of Brookhill Capital Partners, Ltd., a private investment firm. He began his professional work experience at the Department of Commerce in Washington, D.C. and then joined the investment firm of E.F. Hutton. In 1970, he joined Loeb, Rhoades & Co. as Vice President and subsequently the institutional research firm of Faulkner, Dawkins & Sullivan before founding Brookhill Capital Management in 1978.

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

J. Oliver Maggard, Director since May 2003, has been a Managing Director at Harpeth Capital since October 2002, engaging in investment banking activities in the consumer, healthcare and business service industries. Prior to that, Mr. Maggard was a partner of Regent Capital Partners, L.P., a private equity firm with a focus on middle market companies, which he co-founded in 1994. Prior to that, Mr. Maggard held various investment banking positions at Bankers Trust Company, Kidder Peabody & Company, Inc., Drexel Burnham Lambert Incorporated and E.F. Hutton & Company.

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

Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons, the Company believes, during the fiscal year ended April 30, 2003, that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information for the fiscal years ended April 30, 2001, 2002 and 2003 with respect to annual and long-term compensation for services in all capacities to the Company of (i) the chief executive officer, (ii) the Company's other executive officers who received compensation of at least $100,000 during the fiscal year ended April 30, 2003 and (iii) an individual who was an executive officer during the fiscal year ended April 30, 2003, resigned during the fiscal year, but who did receive compensation of at least $100,000 during the fiscal year ended April 30, 2003 (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE

Annual Compensation (1)	Long-Term Compensation Awards Securities Underlying Options (#)
Name and Position	Year	Salary	Bonus
	Isaac J. Gaon, Chairman of the Board and Chief Executive Officer		2003 2002 2001	$350,000 $350,000 $346,772	-- -- --	-- -- 700,000
Raymond R. Koch, Chief Operating Officer (2)	2003 2002	$225,000 $187,654	$56,250 $28,125	50,000 125,000
Albert Pastino, Chief Financial Officer(3)	2003	$123,077	$25,000	60,000

  The value of personal benefits for executive officers of the Company during Fiscal 2003 that might be attributable to management as executive fringe benefits such as automobiles and club dues cannot be specifically or precisely determined; however, it would not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for any individual named above.

  Mr. Koch joined the Company in July 2001.

  Mr. Pastino resigned in December 2002.

Options Grants Table

The following table sets forth certain information regarding stock option grants made to each of the Named Officers during Fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants			Potential Realizable Value at Assumed Rates of Annual Rates of Stock Price Appreciation for Option (1)
Name	Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/Sh)	Expiration Date	5%	10%

Raymond Koch	50,000	10%	0.78	03/31/13	24,527	62,156
Albert Pastino	60,000	12%	0.91 (2)	05/06/12
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

(2)	Mr. Pastino's options have terminated, as a result of his resignation.

Aggregated Option Exercises and Year-End Option Values Table

The following table sets forth certain information concerning stock options exercised during fiscal 2003 and stock options that were unexercised at the end of fiscal 2003 with respect to the Named Officers.

Aggregated Option Exercises

During The Most Recently Completed

Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options Held at Fiscal Year-End (#)		Value of Unexercised In -The-Money Options at Fiscal Year-End ($) (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Isaac J. Gaon	--	--	1,365,488	33,333	$ 9,900	--
Raymond Koch	--	--	99,998	75,002	$61,665	$45,335

  Represents the total gain that would be realized if all in-the-money options held at April 30, 2003 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $1.36 per share, which was the closing bid price per share of our common stock on April 30, 2003. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Directors Compensation

Each non-employee director receives a fee of $1,000 per meeting attended. Members of the Audit Committee also receive an annual fee of $20,000 and the Chairperson of the Audit Committee receives an annual fee of $25,000. Members of the Compensation Committee receive an annual fee of $7,000 and the Chairperson of the Compensation Committee receives an annual fee of $10,000. The members of the Board are also eligible for reimbursement of their reasonable expenses incurred in connection with attendance of Board meetings. In addition, each director who is not employed by the Company receives a grant of options to purchase 24,000 shares of common stock on the date that such director first becomes a director and on the day which is the yearly anniversary date after serving on the Board.

Employment Agreements

Isaac Gaon is employed as our Chairman of the Board and Chief Executive Officer under an employment agreement dated as of May 1, 2003, for a term ending on April 30, 2006. The agreement provides for an initial base salary of $400,000 which is increased annually by a percentage equal to the percentage by which the Consumer Price Index for Urban Borrowers and Clerical Workers: New York, N.Y.-Northeastern New Jersey shall have been increased over the preceding year. The agreement also provides for incentive compensation in an amount of up to 25% of the base salary based upon profits, stock market returns and Board discretion. In the event of his disability, Mr. Gaon is to receive the full amount of his base salary for six months. Upon a change of control of the Company that results in Mr. Gaon's removal from the Board of Directors, a significant change in the conditions of his employment or other breach of the agreement, he is to receive liquidated damages equal to 2.99 times the "base amount," as defined in the United States Internal Revenue Code of 1986, as amended, of his compensation. Upon early termination by us without cause or by Mr. Gaon with good reason, we are required to pay Mr. Gaon the remainder of the salary owed him for the employment period, but in no event shall such payment be less than $500,000. Additionally, Mr. Gaon will be entitled to undistributed bonus payments, as well as pro-rata unused vacation time payments. In addition, following termination by us without cause, or termination by Mr. Gaon for good reason, we are obligated to purchase all Mr. Gaon's stock options, whether exercisable or not, for a price equal to the difference between the fair market value of our common stock on the date of termination and the exercise price of such options.

Raymond Koch is employed as Chief Operating Officer pursuant to a letter agreement dated July 5, 2001, for an unspecified term. The agreement provides for an annual base salary of $225,000. Pursuant to the agreement, Mr. Koch has been granted options to purchase an aggregate of 125,000 shares of Common Stock. Mr. Koch is also entitled to a bonus of up to 25% of his base salary and annual option grants to purchase up to 50,000 shares of Common Stock based on the Company achieving certain performance goals. Upon termination by the Company without cause, Mr. Koch is entitled to six months severance pay and benefits.

Mark Hirschhorn is employed as Chief Financial Officer of the Company under an Employment Agreement dated as of March 3, 2003, for an unspecified term. The agreement provides for an annual base salary of $250,000. In accordance with the agreement, Mr. Hirschhorn has been granted options to purchase an aggregate of 75,000 shares of Common Stock. Mr. Hirschhorn is also entitled to a bonus of up to 25% of his base salary and an unspecified amount of option grants annually. Upon termination by the Company without cause, or by Mr. Hirschhorn for good reason, Mr. Hirschhorn is entitled to six months severance pay and benefits.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Executive Compensation Policy

In reaching its decisions regarding executive compensation, the Compensation Committee was guided by the following philosophy:
1.	Total cash compensation levels (salary plus annual bonus) should be set at levels consistent with competitive practice at other open systems computer integration companies of similar size.
2.	Performance objectives, used to determine incentive bonuses, should be explained and confirmed in advance.
3.	Stock based incentives should be sufficient to promote alignment of interests between executives and stockholders, while ensuring that stockholders must benefit before executives do.
4.	Employment security arrangements should provide competitive benefits while encouraging executives to make decisions that will maximize long-term stockholder value.

Compensation Programs for Executive Officers

This section describes the compensation programs for executive officers that were in effect in fiscal 2003 and the programs approved by the Compensation Committee for fiscal 2004.

Base Salary

Base salary levels are primarily a function of competitive practice at other companies for positions of similar scope and responsibility. Other factors that influence base salary levels include the incumbent's tenure with the Company, individual performance, potential earnings from comparable outside positions and the performance of the Company.

Mr. Gaon's salary for fiscal 2003 was $350,000, which reflected a competitive salary for his position for similarly sized companies. Mr. Gaon did not receive an incentive bonus in fiscal 2003. On May 1, 2003, the Company entered a new employment agreement with Mr. Gaon described above under "Executive Compensation - Employment Agreements".

Incentive Bonus Program

The Compensation Committee considers cash performance bonuses for its executives, including the Chief Executive Officer, in accordance with the following terms: competitive practice at other companies for positions of similar scope and responsibility; overall performance of the Company; individual performance of the executive; and transactions effected for the benefit of the Company which are outside the ordinary business and directly accomplished through the efforts of the executive.

Stock Option Program

During Fiscal 2003, options to purchase an aggregate of 110,000 shares of Common Stock were granted to the Named Executive Officers under the Company's 2000 Stock Option Plan. Grants under the Company's stock option plan are made to provide incentives to executive officers to contribute to corporate growth and profitability and are based on the Compensation Committee and the Board's judgment of an employee's contribution to the success of the Company's operations.

Submitted by Current Compensation Committee

Walter Grossman
Mark Berenblut

PERFORMANCE GRAPH

The Company knows of no other company whose entire focus is information technology deployment services and has chosen the Media General Financial Services Information Technology Services Index (the "MG Index") as a benchmark for comparing the performance of the Company's Common Stock. The Company believes that the MG Index is comprised of companies whose primary lines of business most closely approximate the business of the Company.

The graph below compares the cumulative total stockholder return on the Common Stock of the Company with the cumulative total return on the Nasdaq Market Index and the MG Index, assuming the investment of $100 in the Company's Common Stock and each of the foregoing indices on April 30, 1998, and reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Company/Index	4/30/98	4/30/99	4/28/00	4/30/01	4/30/02	4/30/03

Datatec Systems, Inc.	100.00	47.16	162.51	16.36	15.82	24.73

MG Index	100.00	91.37	172.95	103.35	116.86	84.9

Nasdaq Market Index	100.00	137.05	207.6	113.68	91.36	79.79

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

The following table sets forth information concerning ownership of the Common Stock outstanding as of June 16, 2003, by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table, and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner(1)	Amount of Shares Beneficially Owned(2)	Percentage of Class
Isaac J. Gaon(3)	2,271,758	4.9%
Raymond Koch(4)	149,998	*
Mark J. Hirschhorn(5)	45,000	*
William J. Adams, Jr.(6)	72,000	*
David M. Milch(7)	1,015,305	2.2%
Robert H. Friedman(8)	194,946	*
Walter Grossman(9)	705,975	1.2%
Mark L. Berenblut(10)	48,000	*
J. Oliver Maggard (11)	8,000	*
All directors and officers as a group (9 persons) (12)	4,510,982	9.3%
-------------- *Less than 1%

(1) Unless otherwise indicated, all addresses are c/o Datatec Systems, Inc., 23 Madison Road, Fairfield, New Jersey 07004.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 and includes options or other rights to subscribe which are exercisable within sixty (60) days from June 16, 2003.

(3) Mr. Gaon's beneficial ownership includes options exercisable within 60 days from June 16, 2003 to purchase an aggregate of 1,798,821 shares of common stock.

(4) Mr. Koch's beneficial ownership consists of options exercisable within sixty (60) days from June 16, 2003 to purchase an aggregate of 149,998 shares of Common Stock.

(5) Mr. Hirschhorn's beneficial ownership includes options exercisable within 60 days from June 16, 2003 to purchase 25,000 shares of common stock.

(6) Mr. Adams' beneficial ownership consists of options exercisable within 60 days from June 16, 2003 to purchase 72,000 shares of common stock. Mr. Adams' address is c/o WhiteSpace, Inc., 555 East Main Street, Chester, New Jersey 07930.

(7) Dr. Milch's beneficial ownership includes options exercisable within 60 days from June 16, 2003 to purchase 528,000 shares of common stock. Dr. Milch's address is c/o Davco Consultants, Inc., 114 East 13th Street, New York, New York 10003.

(8) Mr. Friedman's beneficial ownership includes options exercisable within 60 days from June 16, 2003 to purchase 168,000 shares of common stock. Mr. Friedman's address is c/o Olshan Grundman Frome Rosenzweig & Wolosky LLP, 505 Park Avenue, New York, New York 10022-1170.

(9) Mr. Grossman's beneficial ownership includes (a) 125,000 shares of common stock held by Carlisle Capital LLC, of which Mr. Grossman is the sole managing member, (b) 192,975 shares of common stock owned by his spouse, (c) 40,000 shares of common stock held by trusts for the benefit of his daughters, and (d) options exercisable within 60 days from June 16, 2003 to purchase an aggregate of 48,000 shares of common stock. Mr. Grossman's address is c/o Brookhill Capital Partners, Inc., 1221 Post Road East, Westport, Connecticut 06880.

(10) Mr. Berenblut's beneficial ownership consists of options exercisable within 60 days from June 16, 2003 to purchase 48,000 shares of common stock. Mr. Berenblut's address is 27 Shelborne Avenue, Toronto, Ontario, Canada M5N 1Y8.

(11) Mr. Maggard's beneficial ownership consists of options exercisable within 60 days from June 16, 2003 to purchase an aggregate of 8,000 shares of common stock.

(12) Includes options and warrants exercisable within sixty (60) days from June 16, 2003 to purchase an aggregate of 2,829,819 shares of Common Stock held by the directors and executive officers of the Company.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,001,556	$2.90	1,773,806

Equity compensation plans not approved by security holders	--	--	--

Total	4,001,556	$2.90	1,773,806

Item 13. Certain Relationships and Related Transactions

Mr. Robert H. Friedman, a Director of the Company, is a member of the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP, which law firm has been retained by the Company during the last fiscal year. Fees received from the Company by such firm during the last fiscal year did not exceed 5% of such firm's revenues.

Item 14. Controls and Procedures.

Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports of Form 8-K

(a)(1) The following financial statements are included in Part II, Item 8:

Consolidated Financial Statements

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of April 30, 2002 and 2003

Consolidated Statements of Operations for the years ended April 30, 2001, 2002 and 2003.

Consolidated Statements of Comprehensive Income (loss)

for the years ended April 30, 2001, 2002 and 2003.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

for the years ended April 30, 2001, 2002 and 2003.

Consolidated Statements of Cash Flows for the years ended April

30, 2001, 2002 and 2003.

Notes to Consolidated Financial Statements

(2) The following financial statement schedules are included in this Form 10-K report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2003:

Report on Form 8-K filed April 11, 2003 disclosing the amendment to the Company's credit facility with IBM Credit LLC.

Report on Form 8-K filed April 23, 2003 disclosing the private placement of Common Stock for an aggregate gross proceeds of $5 million.

(c) Exhibits:
3.1	Certificate of Incorporation of the Company (as amended), incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1998.

3.2	Bylaws of the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1996.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-39985) filed with the Commission on November 12, 1997.

4.2

Certificate of Designations defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series D Preference Stock, incorporated by reference to the Company's form 8-A filed with the Commission on February 24, 1998.

10.1	1990 Stock Option Plan, as amended to date, incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-08381) filed with the Commission on June 18, 1996.

10.2	1993 Consultant Stock Option Plan, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

10.3	1995 Director's Stock Option Plan, incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-93470) filed with the Commission on June 14, 1995.

10.4	1996 Employee and Consultant Stock Option Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1996.

10.5	1996 Stock Option Conversion Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

10.6	1996 Senior Executive Stock Option Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1997.

10.7	2000 Stock Option Plan, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2000.

10.8	1998 Employee Stock Purchase Plan, incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-48757), filed with the Commission on March 27, 1998.

10.9

Form of Rights Agreement, dated as of February 24, 1998, between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to the Company's Registration Statement of Form 8-A filed with the Commission on February 24, 1998

*10.10	Employment Agreement dated May 1, 2003 between the Company and Isaac Gaon.

10.11

Inventory and Working Capital Financing Agreement dated November 10, 2000 by and between the Company and IBM Credit Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.11	Guaranty of Datatec Systems, Inc. in favor IBM Credit Corporation dated November 8, 2000, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.12

Acknowledgment, Waiver and Amendment to Financing Agreement dated May 2, 2001 by and between the Company and IBM Credit Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.13	Collateralized Guaranty of Datatec Systems, Inc. dated May 2, 2001 in favor of IBM Credit Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.14

Acknowledgment, Waiver and Amendment to Financing Agreement dated June 26, 2001 by and between the Company and IBM Credit Corporation, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.15

Amended and Restated 1998 Employee Stock Purchase Plan, incorporated by reference to the Company's registration statement on Form S-8 (File No. 333-71274) filed with the Commission on October 10, 2001.

10.16

Stock Purchase Agreement by and between Datatec Systems, Inc. and Cisco Systems, Inc. dated November 2, 2001, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.17

Investor Rights Agreement by and between Datatec Systems, Inc. and Cisco Systems, Inc. dated November 2, 2001, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.18	Promissory Note by Datatec Systems, Inc. in favor of Cisco systems, Inc. dated November 2, 2001, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.19

Acknowledgement, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit Corporation dated December 14, 2001, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended October 31, 2001.

10.20

Acknowledgment, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit Corporation dated March 14, 2002, incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 2002.

10.21

Subordinated Secured Convertible Debentures and Warrants Purchase Agreement, dated as of April 3, 2002, by and among the Company and the investors signatory thereto, incorporated by references to the Company's Form 8-K dated April 5, 2002.

10.22	Form of 5% Subordinated Secured Convertible Debenture, dated as of April 3, 2002, incorporated by reference to the company's Form 8-K dated April 5, 2002.

10.23	Form of Stock Purchase Warrant, dated as of April 3, 2002, incorporated by reference to the Company's Form 8-K dated April 5, 2002.

10.24	Registration Rights Agreement, dated as of April 3, 2002, by and among the Company and the investors signatory thereto, incorporated by reference to the Company's form 8-K dated April 5, 2002.

10.25	Security Agreement, dated as of April 3, 2002, by and among the Company and the investors signatory thereto, incorporated by reference to the Company's Form 8-K dated April 5, 2002.

10.26

Acknowledgment, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit Corporation dated July 28, 2002, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended July 31, 2002.

10.27

Acknowledgment, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit Corporation dated November 4, 2002, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended July 31, 2002.

10.28

Acknowledgment, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit Corporation dated December 11, 2002, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended October 31, 2002.

10.29

Acknowledgment, Waiver and Amendment to Financing Agreement by and between Datatec Industries, Inc. and IBM Credit LLC dated March 14, 2003, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended January 31, 2003.

10.30

Amendment to Inventory and Working Capital Financing Agreement by and between Datatec Industries, Inc. and IBM Credit LLC dated April 14, 2003, incorporated by reference to the Company's Form 8-K dated April 11, 2003.

*10.31	Acknowledgement, Waiver and Amendment to the Inventory and Working Capital Financing Agreement by and between Datatec Industries, Inc. and IBM Credit LLC dated as of July 1, 2003.

*10.32	Letter Agreement, by and between Datatec Industries, Inc. and IBM Credit LLC, dated June 11, 2003.

10.33

Form of Securities Purchase Agreement made between Datatec Systems, Inc. and the undersigned prospective purchaser dated April 23, 2003, incorporated by reference to the Company's Form 8-K dated April 23, 2003.

10.34

Form of Common Stock Purchase Warrant Certificate to purchase shares of Common Stock of Datatec Systems, Inc. dated April 23, 2003, incorporated by reference to the Company's Form 8-K dated April 23, 2003.

10.35

Form of Common Stock Purchase Warrant Certificate to purchase shares of Common Stock of Datatec Systems, Inc. dated April 23, 2003 issued to Fahnestock & Co. Inc., incorporated by reference to the Company's Form 8-K dated April 23, 2003.

10.36	Stock Purchase Agreement by and Among Millennium Care Inc., those Security Holders listed on the signatory pages thereto and Datatec Systems, Inc., dated as of May 1, 2003 including exhibits thereto.

10.37	Form of Note Purchase Agreement by and among the Company and the investors signatory thereto, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

10.38	Form of 2% Subordinated Secured Convertible Note, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

10.39	Form of Stock Purchase Warrant Certificate, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

10.40	Form of Registration Rights Agreement by and among the Company and the investors signatory thereto, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

10.41	Form of Security Agreement by and among the Company and the investors signatory thereto, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

10.42

Amendment to Rights Agreement by and between the Company and Continental Stock Transfer & Trust Company, as rights agent, dated as of July 3, 2003, incorporated by reference to the Company's Form 8-K dated July 3, 2003.

*21.1	Subsidiaries of the Company.

24.1	Power of Attorney, included on the signature page of this Form 10-K.

*99.1	Certification of Chief Executive Officer.

*99.2	Certification of Chief Financial Officer.

___________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datatec Systems, Inc.

By: /s/ Isaac J. Gaon

Name: Isaac J. Gaon
Title: Chairman of the Board and

Chief Executive Officer

Dated: July 22, 2003

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ISAAC J. GAON his true and lawful attorney-in-fact with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this registration statement, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Isaac J. Gaon Isaac J. Gaon	Chairman of the Board and Chief Executive Officer (principal executive officer)	July 22, 2003
/s/ Mark J. Hirschhorn Mark J. Hirschhorn	Chief Financial Officer and Secretary (principal financial and accounting officer)	July 22, 2003
/s/ Robert H. Friedman Robert H. Friedman	Director	July 22, 2003
/s/ William Adams William Adams	Director	July 22, 2003
/s/ Mark Berenblut Mark Berenblut	Director	July 22, 2003
/s/ Walter Grossman	Director	July 22, 2003
/s/ David M. Milch David M. Milch	Director	July 22, 2003
/s/ J. Oliver Maggard J. Oliver Maggard	Director	July 22, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Isaac J. Gaon, certify that:
1.	I have reviewed this annual report on Form 10-K of Datatec Systems, Inc.;
2.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003

/s/ Isaac Gaon
Isaac Gaon
Chief Executive Officer (principal executive officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Mark J. Hirschhorn, certify that:
1.	I have reviewed this annual report on Form 10-K of Datatec Systems, Inc.;
2.

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003

/s/ Mark Hirschhorn_________
Mark Hirschhorn
Chief Financial Officer (principal financial officer)