Form 10-Q
period 2003-07-31
DATATEC SYSTEMS INC
filed 2003-09-15
CIK 768119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003
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

The number of shares of registrant's Common Stock outstanding on September 8, 2003 was 48,055,556.

DATATEC SYSTEMS, INC.
FORM 10-Q
THREE MONTHS ENDED JULY 31, 2003

INDEX

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

DATATEC SYSTEMS, INC. AND SUBSDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

	April 30, 2003	July 31, 2003 (unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 3,032	$ 1,952
Accounts receivable, net	27,814	26,653
Costs and estimated earnings in excess of billings	20,727	20,463
Inventory	3,043	3,793
Prepaid expenses and other current assets	1,150	1,331

Total current assets	55,766	54,192
Property and equipment, net	3,198	3,339
Goodwill	2,665	4,575
Intangible assets, net	---	909
Other assets	3,098	3,349

Total assets	$64,727	$66,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$28,758	$24,560
Accounts payable	16,635	11,399
Accrued expenses and other current liabilities	5,690	5,411
Subordinated secured convertible debentures, net of unamortized discount	1,322	1,795
Due to related parties	1,414	1,650

Total current liabilities	53,819	44,815

Long-Term Debt:
Subordinated secured convertible debentures, less current portion, and net of unamortized discount	--	2,312
Other	--	521

Total Liabilities	53,819	47,648

Commitments and Contingencies	--	--
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value (authorized 75,000,000 shares; issued and outstanding; 41,209,000 shares and 44,123,000 shares as of April 30, 2003 and July 31, 2003, respectively)	41	44
Additional paid-in capital	59,040	67,017
Accumulated deficit	(47,822)	(47,997)
Accumulated other comprehensive loss	(351)	(348)

Total stockholders' equity	10,908	18,716
		00
Total liabilities and stockholders' equity	$ 64,727	$ 66,364

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.
DATATEC SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA) (unaudited)

	For The Three Months Ended July 31,

	2002	2003

Revenue	$23,072	$32,398
Cost of revenue	16,546	25,997

Gross profit	6,526	6,401

Selling, general and administrative expenses	5,054	5,788

Operating income	1,472	613
Interest expense	(740)	(788)
Income (loss) before income taxes	732	(175)

Income taxes	--	--
Net income (loss)	$732	$(175)

Net income (loss) per common share:
- Basic	$0.02	$0.00

- Diluted	$0.02	$0.00

Weighted average common and common equivalent shares outstanding -
- Basic	35,672,000	43,800,000

- Diluted	35,750,000	43,800,000

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.
DATATEC SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS) (unaudited)
	For The Three Months Ended July 31,

	2002	2003

Net income (loss)	$732	$(175)
Other comprehensive income (loss) - foreign currency translation adjustment	(2)	3

Comprehensive income (loss)	$730	$(172)

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (unaudited)
	For the Three Months Ended July 31,

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$732	$(175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,013	873
Accretion of interest on subordinated notes	116	118
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,310)	1,630
(Increase) decrease in costs and estimated earnings in excess of billings	(2,264)	264
Increase in inventory	(24)	(750)
Decrease in prepaid expenses and other assets	13	43
Increase (decrease) in accounts payable, and accrued other liabilities	2,475	(5,830)

Net cash provided by (used in) operating activities	751	(3,827)

Cash flows from investing activities:
Purchases of property and equipment	(322)	(303)
Investment in software development	(196)	(524)

Net cash used in investing activities	(518)	(827)

Cash flows from financing activities:
Payments of short-term borrowings	(186)	(4,480)
Payments of indebtedness	(17)	(70)
Proceeds from issuance of common stock and warrants	--	3,490
Proceeds from issuance of subordinated secured convertible debentures	-	4,900
Payments of offering costs	-	(546)
Proceeds from exercise of employee stock options	61	118

Net cash (used in) provided by financing activities	(142)	3,412

Net effect of foreign currency translation on cash	(2)	3

Net increase (decrease) in cash and cash equivalents	89	(1,239)
Cash and cash equivalents at beginning of period	49	3,191

Cash and cash equivalents at end of period	$138	$1,952

The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

DATATEC SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company and Summary of Significant Accounting Policies

The Company—

Datatec Systems, Inc. and its subsidiaries (the "Company") are in the business of providing rapid and accurate technology deployment services and licensing software tools to support enterprises in the delivery and management of complex IT solutions.

During the fiscal year ended April 30, 2000, the Company changed the name of its subsidiary CASI, Inc. to eDeploy.com Inc., ("eDeploy.com"). During the fiscal year ended April 30, 2002, the Company integrated eDeploy.com's activities into Datatec Systems, Inc. eDeploy's activities include developing, marketing and managing the licensing of software tools to support enterprises in the delivery of complex IT solutions.

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

Basis of Presentation---

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's July 31, 2003 financial statements include the results of its subsidiary Millennium Care, Inc. from May 1, 2003, the date of acquisition. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 2003 are not necessarily indicative of the results that may be expected for a full year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Datatec's annual report on Form 10-K for the year ended April 30, 2003.

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

(2) Recent Developments:

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

The Company has accounted for the acquisition of Millennium using the purchase method of accounting under Statement of Financial Accountant Standards (SFAS) No. 141, "Business Combinations". The inclusion of Millennium for the quarter ended July 31, 2002 would have no material impact on the Company's July 31, 2002 consolidated financial statements. The Company has performed a preliminary assessment of the fair values of the assets acquired and liabilities assumed. The purchase price for Millennium was allocated to assets and liabilities based on Management's estimates of fair value based upon projected discounted cash flows. The following table sets forth the allocation of the purchase price (dollars U.S. in thousands):
Current assets	$ 632
Property and equipment	331
Intangible asset - customer list, with a 3 year life	712
Goodwill	1,910

Total assets acquired	$ 3,585
Current liabilities	1,392

Total liabilities assumed	1,392

Net assets acquired	$ 2,193

In accordance with SFAS No.142 "Goodwill and Other Intangible Assets", the goodwill will not be amortized, but will be tested for impairment using a fair value approach at least annually.

Issuance of Subordinated Secured Convertible Notes and Warrants. On July 3, 2003, the Company issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of common stock, pursuant to a Note Purchase Agreement by and among the Company and the investors signatory thereto. The investors are six funds managed by the Palladin Group L.P., which also manages two funds that were among the Company's current lenders. Under the original Note Purchase Agreement, the notes are to be repaid in sixteen equal monthly installments beginning on January 1, 2004 and ending on April 1, 2005 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at our option, subject to certain listing and registration requirements relating to the common stock. If the Company elects to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of common stock at a conversion price for each share of common stock equal to $1.40. In connection with the financing, we issued to the investors four-year warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $1.3224 per share. The warrants have been valued at approximately $384,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 4.0 years; volatility of 66 percent; risk free borrowing rate of 2.120 percent. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force No. 98-5, an embedded beneficial conversion feature of approximately $384,000 has been recognized as additional paid-in-capital and will be accreted as additional interest expense over the remaining life of the debt. Through July 31, 2003, $40,000 of the above discounts has been accreted. The warrants are exercisable at any time from July 3, 2003 to July 3, 2007, and are not redeemable. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

The Company agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the redemption or conversion of the notes and the exercise of the warrants. The registration statement was required to be filed with the Securities and Exchange Commission ("SEC") not later than August 3, 2003. The Company filed such registration statement on July 31, 2003. The Company will incur a 2% penalty on the value of the shares of common stock underlying the notes and the warrants if the SEC does not declare such registration statement effective by November 1, 2003.

On July 28, 2003, the Company agreed to issue to the investors an aggregate of 700,000 four-year warrants to purchase shares of the Company's common stock at an exercise price of $0.9441 per share in exchange for the following: (i) a waiver of the investors' rights of first refusal in connection with the July 28, 2003 private placement (described below); (ii) a waiver of the investors' right to a redemption price adjustment to their notes which would cause an increased number of shares to be issuable upon redemption of their notes as a result of the July 28, 2003 private placement; and (iii) an extension of the maturity date of the notes from October 1, 2004 to April 3, 2005. These warrants have been valued at approximately $483,000 using Black Scholes Pricing Model. The value has been accounted for as a cost of the July 28, 2003 private placement of common stock. The Company determined the fair value of the warrants based on the Black Scholes Pricing Model to be approximately $449,000 and included such costs in the issuance costs attributable to the Company's July 28, 2003 private placement of common stock.

Private Placement of Common Stock. On July 28, 2003, the Company raised $3.49 million in private equity financing (less out-of-pocket transaction costs of approximately $0.48 million) for working capital purposes and to reduce outstanding indebtedness by selling 3,696,621 shares of the Company's common stock and warrants to purchase an additional 1,848,306 shares of the Company's common stock at an exercise price of $1.3637 per share. The warrants are exercisable at any time from July 28, 2003 to July 28, 2008. The Company may redeem the warrants at any time after July 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The Company also issued a five-year warrant to purchase 554,492 shares of common stock at an exercise price of $1.3637 per share to the placement agent for the financing. These warrants are exercisable at any time from July 28, 2003 to July 28, 2008 and are not redeemable by the Company. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires the Company to file a registration statement for the resale of the shares of common stock issued in the private placement and the shares of common stock underlying the warrants, with the SEC immediately following the closing on July 28, 2003.

In addition, we issued to the placement agent 127,168 shares of our common stock to cancel $133,400 in fees the Company owed to them.

Amendment of debt due to related party. On August 29, 2003, the Company entered into an agreement with Christopher J. Carey, by which it agreed to pay down amounts owed to Mr. Carey in equal monthly amounts of $316,666.67, plus interest, beginning September 2003 and ending February 2004. At its option, the Company may pay such monthly amounts in cash or in shares of the Company's common stock determined using a five-day average closing price prior to the monthly payment date. The agreement with Mr. Carey also requires the Company to register the shares of common stock issuable to Mr. Carey.

Litigation. On September 4, 2003, a jury found in favor of the Company with respect to a lawsuit filed against it by Petsmart, Inc. in the Superior Court of Maricopa County, Arizona.

The jury verdict rejected Petsmart's claims against the Company and accepted the Company's counterclaim for unpaid invoices of approximately $172,000. The Company intends to seek reimbursement of legal costs against Petsmart in connection with the litigation.

(3) Critical Accounting Policies:

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

Services from deployment activities are performed primarily under long-term contracts, but may be performed under short-term workorders or time and material arrangements. The Company's typical long-term contract contains multiple elements designed to track the various services required under the arrangement with the customer. These elements are used to identify components of progress billings, but are combined for revenue recognition purposes. The Company recognizes revenue earned under long-term contracts utilizing the percentage of completion method of accounting by measuring total costs incurred to total estimated costs. Under the percentage of completion method of accounting, revenue, costs and gross margin are recognized as work is performed based on the relationship between total costs incurred and total estimated costs.

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

Goodwill and Intangible Assets-

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

The Company determined the estimated fair values of goodwill and certain intangible assets with definitive lives based on purchase price allocations determined by performing fair value analyses. In addition, the Company capitalizes certain computer software costs, including product enhancements, after technological feasibility has been established, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs are amortized using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for the product, or a maximum of three years using the straight-line method beginning when the products are available for general release to customers. Approximately $1,274,000 and $1,183,000 of net capitalized software costs are included in intangible assets in the accompanying consolidated balance sheets as of April 30, 2003 and July 31, 2003, respectively. Amortization expense of capitalized software costs for the three months ended July 31, 2002 and 2003 was $397,000 and $223,000, respectively, and is included in project costs. Costs incurred prior to technological feasibility and those incurred for minor enhancements and maintenance have been charged to general and administrative expense as incurred.

Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives are capitalized and amortized over their useful lives.

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

Prior to adopting SFAS No. 144, SFAS No. 121, required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The amount of impairment of goodwill would be determined as part of the long-lived asset grouping being evaluated. Impairment losses are recognized when a long-lived asset's carrying amount may not be recoverable. Impairment losses are recognized when a long-lived asset's carrying value exceeds the expected undiscounted future cash flows related to that asset. The amount of the impairment loss is the difference between the carrying value and the fair market value of the asset. The fair market value of the asset is determined based upon discounted cash flows. Due to the losses incurred for the fiscal years ended April 30, 2001 and 2002, the Company has assessed its long-lived assets for impairment. Based on estimated undiscounted future cash flows, the Company believes that there was no impairment of its long-lived assets as of July 31, 2003.

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

Stock Based Compensation—

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS No.123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.
	Three Months Ended July 31,
	2002	2003

Net income (loss) as reported	$732	$(175)
Total stock-based employee compensation expenses determined under fair value based method for all awards	(102)	(564)

Pro forma net income (loss)	$630	$(739)

Net income (loss) per share of common stock:
As reported - basic	$ 0.02	$ 0.00
As reported - diluted	$ 0.02	$ 0.00
Pro forma - basic	$ 0.02	$ (0.02)
Pro forma - diluted	$ 0.02	$ (0.02)

The per share weighted-average fair value of stock options granted during 2002 and 2003 was $0.82 and $1.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for both periods, expected dividend yield 0% in both periods, average risk free interest rate of 3.53% in 2002 and 3.38% in 2003, average annualized volatility of 148% for 2002 and 66% in 2003.

Internal Use Software—

In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs of computer software developed or obtained for internal use. Approximately $205,000 and $85,000 of amortization expense were incurred during the three months ended July 31, 2002 and 2003, respectively, and is included in general, administrative and selling expense. The Company has expensed costs incurred during the preliminary and post implementation phases in the periods in which these costs were incurred.

Comprehensive Income---

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's sole component of other comprehensive income is foreign currency translation adjustments generated from the Company's Canadian subsidiary.

Recent Accounting Pronouncements—

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending April 30, 2004. This standard, which the Company adopted during the first quarter of fiscal 2004 did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

Segments of an Enterprise—

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" established standards for reporting of financial information in Company's Financial Statements.

The Company's management considers its business to be a single business entity.

(4) Net Income Per Share:

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

In accordance with SFAS No. 128, the following table reconciles net loss and per share amounts used to calculate basic and diluted earnings per share (in thousands):
	For the Three Months Ended July 31,
	2002	2003

Numerator:
Net income (loss)	$ 732	$ (175)

Denominator:
Weighted average Common Shares outstanding
-Basic	35,672,000	43,800,000

-Diluted	35,750,000	43,800,000

Net income (loss) per share
-Basic	$ 0.02	$ 0.00

-Diluted	$ 0.02	$ 0.00

Outstanding options and warrants totaling 10,407,479 for the three months ended July 31, 2003 have been excluded from the computation of Diluted EPS, as their inclusion would have been anti-dilutive.

(5) Short-term Borrowings:

The Company maintains a credit facility with IBM Credit. At the beginning of fiscal 2003, the credit facility consisted of: (i) a $16 million, three-year revolving credit facility and (ii) a $3 million, three-year term loan, payable in monthly installments of principal and interest. During fiscal 2003, the credit facility was amended several times.

On April 14, 2003, the credit facility was amended to: (i) extend the credit facility to August 1, 2004 from August 1, 2003; (ii) provide for a maximum availability of $29 million until May 31, 2003, $25 million from June 1, 2003 until December 31, 2003, $20 million from January 1, 2004 until March 31, 2004 and $15 million from April 1, 2004 until August 1, 2004; (iii) lower the interest rate on the facility from prime plus 4.25% to prime rate plus 1.75% effective May 1, 2003; (iv) amend certain finance charges and financial covenants (described below); and (v) require the Company to pay off the remaining balance of the $3 million term loan with IBM Credit after the closing of an equity financing. The Company repaid the term loan after closing on the $5 million private equity placement in April 2003.

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

The borrowings under the revolving line of credit are based on a formula of 85% of eligible receivables and 25-35% of eligible inventory. The amounts outstanding under the credit facility as of April 30, 2003 and July 31, 2003 were $28.8 million and $24.6 million, respectively. At times, IBM Credit has allowed the Company to borrow amounts in excess of our maximum allowable.

As set forth in the table below, the Company has failed to comply with one or more of the financial covenants of its credit facility for each fiscal quarter beginning in the fiscal quarter ended as of January 31, 2001, through and including the fiscal quarter ended as of July 31, 2003. The Company and IBM Credit Corporation entered into an Acknowledgment, Waiver and Amendment to the Inventory and Working Capital Financing Agreement as of the end of each of these quarters by which IBM Credit has waived the Company's defaults. The amounts outstanding under the revolving credit facility and term loan as of April 30, 2002 and 2003 have been classified as current in the Company's consolidated balance sheets. The following is a summary of the covenant violations for each of the quarters referred to above.
Period	Covenant	Requirement	Actual
Jan 31, 2001	Net Profit to Revenue	Equal to or greater than 0.0%	Net loss
Apr 30, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(25.5) to 1.0
Jul 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(4.5) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7)%
	Tangible Net Worth	Equal to or greater than $2.5 million	$(1.1) million
Oct 31, 2001	Annual Revenue to Working Capital	Greater than 0 and equal to or less than 25.0 to 1.0	(22.2) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.1%	(1.7)%
	Tangible Net Worth	Equal to or greater than $2.5 million	$(3.8) million
Jan 31, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(9.0)%
Apr 30, 2002	Net Profit to Revenue	Equal to or greater than 0.1%	(10.7)%
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	(2.5) to 1.0
July 31, 2002	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(24.7) to 1.0
	Tangible Net Worth	Equal to or greater than $2.5 million	$2.1 million
Oct 31, 2002	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(86.0) to 1.0
Jan 31, 2003	Annual Revenue to Working Capital	Greater than 5.0:1.0 and equal to or less than 25.0 to 1.0	(126.9) to 1.0
	Debt Service Ratio	Equal to or greater than 2.0 to 1.0	0.20 to 1.0
April 30, 2003	Debt Service Ratio	Equal to or greater than 1.25 to 1.0	(1.73) to 1.0
	Net Profit to Revenue	Equal to or greater than 0.10 percent	(3.38%)
July 31, 2003	Net Profit to Revenue	Equal to or greater than 0.10 percent	(0.05%)

IBM Credit, the Company's working capital lender, has notified the Company that it does not intend to renew its working capital line beyond August 2004. As a result, the Company is seeking replacement financing for its credit facility.

(6) Issuances of Subordinated Secured Convertible Debentures and Common Stock

On April 3, 2002, the Company raised $2.0 million (less transaction costs of $0.170 million) to be used for working capital purposes by issuing an aggregate of $2.0 million principal amount of Subordinated Secured Convertible Debentures and Warrants to purchase an aggregate of 270,000 shares of the Company's common stock at $1.416 per share. The debentures matured on July 2, 2003 and had an interest rate of 5% per annum. Interest was due quarterly on March 31, June 30, September 30 and December 31 of each year (with the first interest payment due and payable on September 30, 2002) and was paid in cash and Common Stock. The Company recorded a discount of $582,000 in connection with the issuance of the Debentures. The warrants have been valued at approximately $291,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 5.0 years; volatility of 119 percent; risk free borrowing rate of 4.405 percent. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force No. 98-5, an embedded beneficial conversion feature of approximately $291,000 has been recognized as additional paid-in-capital and was accreted as additional interest expense over the life of the debt. Through July 31, 2003, the total discount of $582,000 had been accreted.

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

The agreement with the investors contains a requirement for the Company to have effected the registration of a sufficient number of shares of its common stock by July 2, 2002 or incur penalties. Although the Company filed the required registration statement with the Securities and Exchange Commission within the required time period, such registration statement had not been declared effective prior to July 2, 2002, as a result, the company incurred certain penalties. The Company issued an aggregate 669,794 shares of common stock to the investors of the Debentures to satisfy the penalties in full, which amounted to $613,927, the equivalent of the fair value of such shares at the time of issuance.

Prior to July 31, 2003, all of the Debentures had been converted into an additional 1,755,318 shares of the Company's Common Stock.

Private Placement of Common Stock. On April 28, 2003, the Company raised $5.0 million in private equity financing (less out-of-pocket transaction costs of approximately $0.425 million) for working capital purposes by selling 4 million shares of the Company's common stock and warrants to purchase an additional 2 million shares of common stock at an exercise price of $1.625 per share. The warrants are exercisable at any time from April 28, 2003 to April 28, 2007. The Company may redeem the warrants at any time after April 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The Company also issued a four-year warrant to purchase 480,000 shares of common stock at an exercise price of $1.75 per share to the placement agent for the financing. These warrants are exercisable at any time from April 28, 2003 to April 28, 2007 and are not redeemable by us. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires us to file a registration statement for the resale of the shares of the common stock issued, as well as the shares underlying the warrants, with the SEC. The SEC declared the Company's registration statement effective on July 29, 2003.

Issuance of Subordinated Secured Convertible Notes and Warrants. On July 3, 2003, the Company issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of the Company's common stock, pursuant to a Note Purchase Agreement by and among the Company and the investors signatory thereto. The investors are six funds managed by the Palladin Group L.P., which also manages two funds that were among the Company's current lenders. The notes are to be repaid by us in sixteen equal monthly installments beginning on January 1, 2004 and ending on April 1, 2005 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at the Company's option, subject to certain listing and registration requirements relating to the common stock. If the Company elects to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of common stock at a conversion price for each share of common stock equal to $1.40. In connection with the financing, the Company issued to the investors four-year warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $1.3224 per share. The warrants have been valued at approximately $384,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 4.0 years; volatility of 66 percent; risk free borrowing rate of 2.120 percent. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force No. 98-5, an embedded beneficial conversion feature of approximately $384,000 has been recognized as additional paid-in-capital and will be accreted as additional interest expense over the remaining life of the debt. Through July 31, 2003, $40,000 of the above discounts has been accreted. The warrants are exercisable at any time from July 3, 2003 to July 3, 2007 and are not redeemable. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

The Company agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the redemption or conversion of the notes and the exercise of the warrants. The registration statement was required to be filed with the SEC not later than August 3, 2003. The Company filed such registration statement on July 31, 2003. The Company will incur a 2% penalty on the value of the shares of common stock underlying the notes and the warrants if the SEC does not declare such registration statement effective by November 1, 2003.

On July 28, 2003, the Company agreed to issue to the investors an aggregate of 700,000 four-year warrants to purchase shares of the Company's common stock at an exercise price of $0.9441 per share in exchange for the following: (i) a waiver of the investors' rights of first refusal in connection with the July 28, 2003 private placement (described below); (ii) a waiver of the investors' right to a redemption price adjustment to their notes which would cause an increased number of shares to be issuable upon redemption of their notes as a result of the July 28, 2003 private placement; and (iii) an extension of the maturity date of the notes from October 1, 2004 to April 3, 2005.

Private Placement of Common Stock - On July 28, 2003, the Company raised $3.49 million in private equity financing (less out-of-pocket transaction costs of approximately $0.48 million) for working capital purposes and to reduce outstanding indebtedness by selling 3,696,621 shares of the Company's common stock and warrants to purchase and additional 1,848,306 shares of the Company's common stock at an exercise price of $1.3637 per share. The warrants are exercisable at any time from July 28, 2003 to July 28, 2008. The Company may redeem the warrants at any time after July 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The Company also issued a five-year warrant to purchase 554,492 shares of common stock at an exercise price of $1.3637 per share to the placement agent for the financing. These warrants are exercisable at any time from July 28, 2003 to July 28, 2008 and are not redeemable by the Company. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires the Company to file a registration statement for the resale of the shares of common stock issued in the private placement and the shares of common stock underlying the warrants, with the SEC immediately following the closing on July 28, 2003. The Company determined the fair value of the warrants based on the Black Scholes pricing Model to be approximately $449,000 and included such costs of in the issuance costs attributable to the company s July 28,2003 private placement of common stock.

In addition, the Company issued to the placement agent, 127,168 shares of common stock to cancel $133,400 in fees owed to them.

(7) Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

For the Three Months Ended July 31
	2002	2003
Issuance of warrants in connection with subordinated secured convertible debentures	--	$449
Beneficial conversion feature in connection with subordinated secured convertible debentures	--	$384
Conversion of debt and issuance of 127,168 shares of common stock in lieu of cash	--	$133
Conversion of 2002 subordinated secured convertible debentures and issuance of 1,258,323 shares of common stock in lieu of cash	--	$1,412
Issuance of 1,503,463 shares of common stock and warrants to purchase 200,000 shares of common stock in lieu of cash in consideration for the purchase of Millenniun - net assets acquired	--	$2,193

Cash paid for:

	2002	2003
Interest	$500	$321
Income taxes	--	$36

(8) Due to Related Party:

The Company owes Christopher Carey, a former executive officer, $1,650,000 consisting of a promissory note in the amount of approximately $1,414,000 and other amounts owed to this former executive amounting to approximately $236,000. The maturity date of the note is April 15, 2004, principal payments are not due until maturity, the interest rate is 17.5% per annum and interest payments are due monthly. The note is subordinated to the working capital line and term loan with IBM Credit, the Company's primary lender. See Footnote 10 - Subsequent Events.

(9) Commitments and Contingencies:

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart has alleged that it has been damaged by the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. Damages were unspecified. At a settlement meeting held on April 17, 2002, discussions were held in which Petsmart proposed a series of settlement offers ranging between $7,000,000 and $8,000,000. In a letter to the Company dated May 3, 2002, Petsmart proposed settlement offers ranging between $5,000,000 and $7,000,000. On March 7, 2003, Petsmart filed an Offer of Judgment offering to settle the litigation for a payment of $2,300,000. The Company believes that it has meritorious defenses to the claims and it intends to defend this vigorously. Datatec has further counter-claimed against Petsmart for amounts owing to the Company under the contract. These amounts have been reserved as part of the allowance for uncollectable accounts. See Footnote 10 - Subsequent Event.

(10) Subsequent Events:

Litigation

On August 29, 2003, the Company entered into an agreement with Christopher J. Carey, by which it agreed to pay down amounts owed to Mr. Carey in equal monthly amounts of $316,666.67, plus interest, beginning September 2003 and ending February 2004. At its option, the Company may pay such monthly amounts in cash or in shares of the Company's common stock determined using a five day average prior to the monthly payment date. The agreement with Mr. Carey also requires the Company to register the shares of common stock issuable to Mr. Carey.

On September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart alleged that it had been damaged the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. The Company counter-claimed against Petsmart for amounts due and owing. A trial commenced on August 18, 2003.

On September 4, 2003, the jury returned a verdict rejecting Petsmart's claim against the company and accepting the Company's counterclaim for unpaid invoices of approximately $172,000. The Company intends to seek legal costs against Petsmart for legal fees relating to the litigation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition is based upon and should be read in conjunction with Datatec's Consolidated Financial Statements and Notes for the year ended April 30, 2003. The following discussion also gives effect to the restatement and change in accounting discussed in Notes 2 and 9 to the condensed consolidated financial statements.

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

Business Description

The Company is in the business of providing rapid and accurate technology deployment services and licensing software tools to support Technology Providers and Enterprises in the delivery of complex IT solutions. Utilizing two (2) regional staging and configuration centers and its own field deployment team of approximately 502 people operating out of 9 offices, the Company conducts multiple simultaneous large-scale deployments for organizations throughout the United States and Canada. The Company believes its consistent, rapid deployment model enables its Enterprise customers to accelerate the assimilation of networking technologies into their organizations and allows its Technology Providers to enhance the absorption of their products in the marketplace.

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

Recent Developments

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

The Company has performed a preliminary assessment of the fair values of the assets acquired and liabilities assumed. The Company has accounted for the acquisition of Millennium using the purchase method of accounting under Statement of Financial Accountant Standards (SFAS) No. 141, "Business Combinations".

Issuance of Subordinated Secured Convertible Notes and Warrants. On July 3, 2003, the Company issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of common stock, pursuant to a Note Purchase Agreement by and among the Company and the investors signatory thereto. The investors are six funds managed by the Palladin Group L.P., which also manages two funds that were among the Company's current lenders. Under the original Note Purchase Agreement, the notes are to be repaid by us in sixteen equal monthly installments beginning on January 1, 2004 and ending on April 1, 2005 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at our option, subject to certain listing and registration requirements relating to the common stock. If the Company elects to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of common stock at a conversion price for each share of common stock equal to $1.40. In connection with the financing, we issued to the investors four-year warrants to purchase an aggregate of 875,000 shares of common stock at an exercise price of $1.3224 per share. The warrants have been valued at approximately $384,000, based on the Black Scholes Pricing Model utilizing the following assumptions: expected life of 4.0 years; volatility of 66 percent; risk free borrowing rate of 2.120 percent. This amount has been recorded as a discount against the debt and will be accreted as interest expense over the remaining life of the debt. In addition, in accordance with Emerging Issues Task Force No. 98-5, an embedded beneficial conversion feature of approximately $384,000 has been recognized as additional paid-in-capital and will be accreted as additional interest expense over the remaining life of the debt. Through July 31, 2003, $40,000 of the above discounts has been accreted. The warrants are exercisable at any time from July 3, 2003 to July 3, 2007 and are not redeemable. The exercise price of the warrants is subject to adjustment upon certain events, including stock splits, stock dividends, reorganizations, reclassifications, mergers, consolidations and dispositions of assets and issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price.

The Company agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the redemption or conversion of the notes and the exercise of the warrants. The registration statement was required to be filed with the SEC not later than August 3, 2003. The Company filed such registration statement on July 31, 2003. The Company will incur a 2% penalty on the value of the shares of common stock underlying the notes and the warrants if the SEC does not declare such registration statement effective by November 1, 2003.

On July 28, 2003, the Company agreed to issue to the investors an aggregate of 700,000 four-year warrants to purchase shares of the Company's common stock at an exercise price of $0.9441 per share in exchange for the following: (i) a waiver of the investors' rights of first refusal in connection with the July 28, 2003 private placement (described below); (ii) a waiver of the investors' right to a redemption price adjustment to their notes which would cause an increased number of shares to be issuable upon redemption of their notes as a result of the July 28, 2003 private placement; and (iii) an extension of the maturity date of the notes from October 1, 2004 to April 3, 2005.

Private Placement of Common Stock - On July 28, 2003, the Company raised $3.49 million in private equity financing (less out-of-pocket transaction costs of approximately $0.45 million) for working capital purposes and to reduce outstanding indebtedness by selling 3,696,621 shares of the Company's common stock and warrants to purchase and additional 1,848,306 shares of the Company's common stock at an exercise price of $1.3637 per share. The warrants are exercisable at any time from July 28, 2003 to July 28, 2008. The Company may redeem the warrants at any time after July 28, 2004 at a price of $0.10 per warrant if the closing price of the common stock is at least 180% of the exercise price for 20 out of 30 consecutive trading days and the average daily trading volume during this period is greater than 100,000 shares per day. The Company also issued a five-year warrant to purchase 554,492 shares of common stock at an exercise price of $1.3637 per share to the placement agent for the financing. These warrants are exercisable at any time from July 28, 2003 to July 28, 2008 and are not redeemable by the Company. The exercise price on both the warrants issued to investors in the private placement and the warrants issued to the placement agent is subject to adjustment upon certain events, including stock dividends, reclassifications, recapitalizations, reorganizations and mergers. In addition, the exercise price of the warrants issued to the investors in the private placement is subject to adjustment upon issuances, other than certain permitted issuances, of common stock and securities convertible into common stock at prices less than the exercise price. The agreement with the investors in the private placement requires the Company to file a registration statement for the resale of the shares of common stock issued in the private placement and the shares of common stock underlying the warrants, with the SEC immediately following the closing on July 28, 2003.

In addition, we issued to the placement agent, 127,168 shares of our common stock to cancel $133,400 in fees we owed to them.

Critical Accounting Policies:

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

Services from deployment activities are performed primarily under long-term contracts, but may be performed under short-term workorders or time and material arrangements. The Company's typical long-term contract contains multiple elements designed to track the various services required under the arrangement with the customer. These elements are used to identify components of progress billings, but are combined for revenue recognition purposes. The Company recognizes revenue earned under long-term contracts utilizing the percentage of completion method of accounting by measuring total costs incurred to total estimated costs. Under the percentage of completion method of accounting, revenue, costs and gross margin are recognized as work is performed based on the relationship between total costs incurred and total estimated costs.

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

Goodwill and Intangible Assets-

The Company determined the estimated fair values of goodwill and certain intangible assets with definitive lives based on purchase price allocations determined by performing fair value analyses. In addition, the Company capitalizes certain computer software costs, including product enhancements, after technological feasibility has been established, in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." These costs are amortized using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenues for the product, or a maximum of three years using the straight-line method beginning when the products are available for general release to customers. Approximately $1,274,000 and $1,183,000 of net capitalized software costs are included in intangible assets in the accompanying consolidated balance sheets as of April 30, 2003 and July 31, 2003, respectively. Amortization expense of capitalized software costs for the three months ended July 31, 2002 and 2003 was $397,000 and $223,000, respectively, and is included in project costs. Costs incurred prior to technological feasibility and those incurred for minor enhancements and maintenance have been charged to general and administrative expense as incurred.

Goodwill is not amortized, but tested at least annually for impairment using a fair value approach. Intangible assets with definitive lives are capitalized and amortized over their useful lives.

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

Prior to adopting SFAS No. 144, SFAS No. 121, required, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The amount of impairment of goodwill would be determined as part of the long-lived asset grouping being evaluated. Impairment losses are recognized when a long-lived asset's carrying amount may not be recoverable. Impairment losses are recognized when a long-lived asset's carrying value exceeds the expected undiscounted future cash flows related to that asset. The amount of the impairment loss is the difference between the carrying value and the fair market value of the asset. The fair market value of the asset is determined based upon discounted cash flows. Due to the losses incurred for the fiscal years ended April 30, 2001 and 2002, the Company has assessed its long-lived assets for impairment. Based on estimated undiscounted future cash flows, the Company believes that there was no impairment of its long-lived assets as of July 31, 2003.

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

Stock Based Compensation—

SFAS No. 123, "Accounting for Stock-Based Compensation", requires that an entity account for employee stock-based compensation under a fair value based method. However, SFAS No.123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company continues to account for employee stock-based compensation using the intrinsic value based method.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock based compensation.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.
	Three Months Ended July 31,
	2002	2003

Net income (loss) as reported	$732	$(175)
Total stock-based employee compensation expenses determined under fair value based method for all awards	(102)	(564)

Pro forma net income (loss)	$630	$(739)

Net income (loss) per share of common stock:
As reported - basic	$ 0.02	$ 0.00
As reported - diluted	$ 0.02	$ 0.00
Pro forma - basic	$ 0.02	$ (0.02)
Pro forma - diluted	$ 0.02	$ (0.02)

The per share weighted-average fair value of stock options granted during 2002 and 2003 was $0.82 and $1.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected life for options of 5 years for both periods, expected dividend yield 0% in both periods, average risk free interest rate of 3.53% in 2002 and 3.38% in 2003, average annualized volatility of 148% for 2002 and 66% in 2003.

Internal Use Software—

In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs of computer software developed or obtained for internal use. Approximately $205,000 and $85,000 of amortization expense were incurred during the three months ended July 31, 2002 and 2003, respectively, and is included in general, administrative and selling expense. The Company has expensed costs incurred during the preliminary and post implementation phases in the periods in which these costs were incurred.

Comprehensive Income—

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's sole component of other comprehensive income is foreign currency translation adjustments generated from the Company's Canadian subsidiary.

Recent Accounting Pronouncements—

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending April 30, 2004. This standard, which the Company adopted in fiscal 2004 did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Relationships." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. This standard, which the Company adopted in fiscal 2004 did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

Results of Operations

The consolidated statements of operations for the Company for the three months ended July 31, 2002 and 2003 are summarized below (in thousands):
	Three Months Ended July 31, 2002		Three Months Ended July 31, 2003

Revenue	$23,072	100%	$32,398	100%
Cost of revenues	16,546	71.7%	25,997	80.2%

Gross profit	6,526	28.3%	6,401	19.8%

Selling, general and administrative expenses	5,054	21.9%	5,788	17.9%

Operating income	1,472	6.4%	613	1.9%
Interest expense	(740)	(3.2%)	(788)	(2.4%)

Net income (loss)	$732	3.2%	$(175)	(.05%)

Revenue. Revenue for the three months ended July 31, 2003 and 2002 were $32.4 million (of which $6.8 million represented materials) and $23.1 million (of which $8.2 million represented materials), respectively, representing an increase of 40.3%. The increase in revenue for the three months is attributable primarily to: (i) an increase in the work performed for the Company's existing customer base; (ii) long term contract work performed for several new customers subsequent to the first quarter of fiscal 2003, (iii) the related increases in materials sold, which comprised a greater portion of the Company's total revenue value than in the comparable prior periods.

Gross Profit. Gross profit for the three months ended July 31, 2003 and 2002 were $6.4 million and $6.5 million, respectively, representing a decrease of 1.6%. Gross profit as a percentage of revenue was 19.8% and 28.3% for the three months ended July 31, 2003 and 2002, respectively. The Company's gross profit was negatively effected predominately by one large job that failed to produce the Company's targeted gross margins and caused the Company's overall gross margin percentage to fall.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended July 31, 2003 were $5.8 million compared to $5.1 million for the three months ended July 31, 2002. As a percentage of sales, selling, general and administrative expenses were 17.9% for the three months ended July 31, 2003 compared to 21.9% for the three months ended July 31, 2002. The decreases in selling, general and administrative expenses as a percentage of revenue are attributable to ongoing cost reduction and austerity programs initiated by the Company in conjunction with its 2004 operating plan.

Operating Income. Operating income for the three months ended July 31, 2003 and 2002 was $0.6 million and $1.5 million, respectively. The Company experienced decreasing gross margins on several significant contracts that negatively impacted the gross margin dollar and percentage contribution.

Interest expense. Interest expense for the three months ended July 31, 2003 was $0.8 million, compared to $0.7 million for the three months ended July 31, 2002, respectively. Interest expense has increased as a result of additional borrowings under the Company's credit facilities, and interest accreted in connection with the Company's Debentures.

Liquidity and Capital Resources

Changes In Major Balance Sheet Classifications

Current Assets. Current assets as of July 31, 2003 and April 30, 2003 amounted to approximately $54.2 million and $55.8 million, respectively. The decrease of approximately $1.6 million resulting from a decrease in accounts receivable and costs and estimated earnings in excess of billings as the Company experienced decreased service revenues compared to the fourth quarter of fiscal 2003 and a decrease in cash of approximately $1.0 million.

Current Liabilities. Current liabilities as of July 31, 2003 and April 30, 2003 amounted to approximately $44.8 million and $53.9 million, respectively. The decrease of approximately $9.1 million is attributable primarily to a decrease in short-term borrowings of approximately $4.2 million, and a decrease in accounts payable and accrued expenses of approximately $5.6 million. The decreases in short-term borrowings and accounts payable are related to the July 2003 financing activities that raised approximately $7.6 million and the subsequent application of these funds, which reduced such account balances in the quarter ended July 2003.

Property and Equipment: Property and equipment for the three months ended July 31, 2003 and April 30, 2003 amounted to approximately $3.3 million and $3.2 million, respectively. The increase of approximately $0.1 million reflects purchases of equipment of approximately $0.3 million offset by depreciation and amortization.

Other Assets: Other assets for the three months ended July 31, 2003 and April 30, 2003 amounted to approximately $3.4 million and $3.1 million, respectively. The increase of approximately $0.3 million represents the net difference resulting from the quarter's amortization charges that exceed current investments and reflects a decrease in the investment in software development.

Cash Flow: Cash (used in) provided by operating activities increased to $(3.8) million for the three months ended July 31, 2003 compared to $0.8 million for the three months ended July 31 2002. Cash used in operating activities for the quarter ended July 31, 2003 is primarily attributable to a reduction of accounts payable, accrued liabilities and an increase in inventory.

Cash used in investing activities increased to $0.8 million from $0.5 million for the three months ended July 31, 2003 compared to the three months ended July 31, 2002.

Cash provided from financing activities increased by approximately $3.5 million for the three months ended July 31, 2003 to $3.4 million from $(0.1) million for the three months ended July 31, 2002. Cash was generated primarily from the sale of Common Stock ($3.0 million, net) the issuance of subordinated secured convertible debentures ($4.7 million, net). Cash decreased as a result of a $4.5 million pay down of the Company's short term borrowings in the quarter ended July 31, 2003.

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
•

As a result of the increase in demand for our services and the cost reduction measures initiated over the past two years, we achieved profitability during the fourth quarter of fiscal 2002 and during fiscal 2003. We expect to be profitable throughout fiscal 2004.

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

•

On July 28, 2003, the company raised an additional $3.49 million aggregate gross proceeds in a private placement of our common stock and warrants. The proceeds were raised for working capital purposes.

•

On August 29, 2003, the Company entered into an agreement with Christopher J. Carey, by which it agreed to pay down amounts owed to Mr. Carey in equal monthly amounts of $316,666.67, plus interest, beginning September 2003 and ending February 2004. At its option, the Company may pay such monthly amounts in cash or in shares of the Company's common stock determined using a five day average prior to the monthly payment date. The agreement with Mr. Carey also requires the Company to register the shares of common stock issuable to Mr. Carey.

•

Management continues to seek to replace our working capital financing line and raise additional permanent capital to support our growth in business. However, management believes that if it is unable to replace our working capital financing line and raise additional capital, it may not be able to continue as a going concern.

IBM Credit, the Company's working capital lender, has notified the Company that it does not intend to renew its working capital line beyond August 2004 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements). As a result, the company is seeking replacement financing for its credit facility.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This Statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This Statement will be effective for the Company for the fiscal year ending April 30, 2004. This standard, which the Company adopted during the first quarter of fiscal 2004 did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

There has been no material change in the market risk of financial instruments since the Company filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

As previously reported, on September 22, 2000, Petsmart, Inc. filed a complaint against the Company in the Superior Court of Maricopa County, Arizona. Petsmart alleged that it had been damaged the Company's failure to satisfactorily complete work contemplated by an agreement between the parties. The Company counterclaimed against Petsmart for amounts due and owing. A trial commenced on August 18, 2003.

On September 4, 2003, the jury returned a verdict rejecting Petsmart's claim against the Company and accepting the Company's counterclaim for unpaid invoices of approximately $172,000. The Company intends to seek legal fees incurred in connection with the litigation against Petsmart.

Item 2: Change in Securities and Use of Proceeds

On May 1, 2003, pursuant to a stock purchase agreement, the Company issued 1,546,247 shares of common stock and warrants to purchase an additional 200,000 shares of the Company's common stock in connection with the acquisition of all of the outstanding equity securities of privately-held Millennium Care Inc. The warrants contain an exercise price of $1.82, are not exercisable until January 31, 2004 and only become exercisable if Millennium achieves certain revenue targets. The issuance of the common stock and warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On July 3, 2003, the Company issued an aggregate of $4.9 million principal amount of subordinated secured convertible notes and warrants to purchase an aggregate of 875,000 shares of our common stock pursuant to a note purchase agreement, by and among the Company, Palladin Partners I, L.P., Palladin Multi-Strategy Partners, L.P., DeAM Convertible Arbitrage Fund, Ltd., Palladin Overseas Fund, Ltd., Palladin Overseas Multi-Strategy Fund, Ltd. and Palladin Opportunity Fund, L.L.C. The notes were to be repaid by the Company in ten equal monthly installments beginning on January 1, 2004 and ending on October 1, 2004 and bear interest at a rate of 2% per annum. The monthly installments of principal and interest are payable in cash or common stock at the Company's option, subject to certain listing and registration requirements relating to the common stock. If the Company elects to pay the monthly installments in common stock, the conversion rate is the lower of: (a) $1.40 or (b) a 10% discount to the then fair market value of the common stock. The holder of each note is entitled, at its option, to convert at any time the principal amount of the note or any portion thereof, together with accrued but unpaid interest, into shares of the Company's Common Stock at a conversion price for each share of Common Stock equal to $1.40, subject to certain anti-dilution adjustments. The warrants contain an exercise price of $1.3224 per share. The notes are secured by all of the Company's assets. The issuance of the notes and the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Pursuant to a contract of engagement by and between Cardinal Securities, L.L.C. and the Company dated as of May 2003, Cardinal was issued five-year warrants expiring July 3, 2008 to purchase 183,750 shares of the Company's common stock at an exercise price of $1.26 per share for general financial advisory services rendered in connection with the consummation of the purchase agreement by and among the Company and purchasers of the Company's notes on July 3, 2003. The issuance of the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On July 28, 2003, the Company issued 3,696,621 shares of the Company's common stock and warrants to purchase an additional 1,848,306 shares of the Company's common stock in connection with a private placement of the Company's securities by which the Company received gross proceeds of $3.49 million. The warrants contain an exercise price of $1.3637 per share and are exercisable at any time prior to July 28, 2008. The common stock was issued to accredited investors, as that term is defined in Rule 501 of the Securities Act. The issuance of the common stock and warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Pursuant to a contract of engagement by and between Joseph Stevens & Company, Inc., and the Company dated June 6, 2003, Joseph Stevens & Company, Inc. was issued five-year warrants expiring on July 28, 2008 to purchase 554,492 shares of the Company's common stock at an exercise price of $1.3637 per share for general financial advisory services rendered in connection with the consummation of the July 28, 2003 private placement. In addition, the Company issued to Joseph Stevens & Company 127,168 shares of the Company's common stock to cancel $133,400 in fees we owed to Joseph Stevens & Company, Inc. The issuance of the warrants and the shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On July 28, 2003, pursuant to an Amendment and Waiver Agreement, dated as of July 28, 2003, by and between the investors of the July 3, 2003 private placement and the Company, the Company issued warrants to purchase an aggregate of 700,000 warrants in exchange for the waiver by the investors of certain antidilution adjustments contained in their purchase agreements, an extension of the maturity date of the notes from October 3, 2004 to April 3, 2005 and a waiver of the investors right of first refusal on the July 28, 2003 private placement. The issuance of the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No. Exhibits

10.1 Acknowledgment, Waiver and Amendment to Financing Agreement, dated September 12, 2003 between the Company and IBM Credit

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On May 2, 2003, the Company filed a Form 8-K, dated May 2, 2003, reporting the acquisition by the Company of Millennium Care, Inc.

On June 26, 2003, the Company filed a Form 8-K, dated June 26, 2003, reporting the Company's un-audited financial results for the year ended April 30, 2003.

On July 7, 2003, the Company filed a Form 8-K, dated July 3, 2003, reporting the issuance of an aggregate $4.9 million principal amount Subordinated Secured Convertible Notes and warrants to purchase an aggregate of 875,000 shares of the Company's common stock.

On July 30, 2003, the Company filed a Form 8-K, dated July 28, 2003, reporting that the Company raised $3.49 million in private placement of 3,696,621 shares of the company's common stock and warrants to purchase an additional 1,848,306 shares of the company's common stock. The Company also reported the issuance of a warrant to purchase 554,492 shares of common stock to the placement agent of the offering and the issuance of a warrant to purchase 700,000 shares of common stock to certain holders of the notes issued in the July 3, 2003 offering in exchange for the waiver of certain rights of the holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATATEC SYSTEMS, INC.

Date: September 15, 2003	By: ________________
Mark J. Hirschhorn Chief Financial Officer